Form 10-Q
period 2005-03-31
UGS Corp.
filed 2005-05-16
CIK 1321033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

333-123664
(Commission File number)

UGS Corp.

(Exact name of Registrant as specified in its charter)

Delaware	75-2728894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5800 Granite Parkway, Suite 600
Plano, TX 75024
(Address of principal executive offices, including zip code)

(972) 987-3000
(Telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     On April 30, 2005, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 (Successor) and for the three months ended March 31, 2004 (Predecessor)	1

Condensed Consolidated Balance Sheets as of March 31, 2005 (Successor) and as of December 31, 2004 (Successor)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (Successor) and for the three months ended March 31, 2004 (Predecessor)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Qualitative and Quantitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

Part II. OTHER INFORMATION

Item 6. Exhibits	34

Signatures	35
Certification of President & CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of President & CEO Pursuant to Section 1350

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	UGS Corp.	UGS PLM
		Solutions Inc.

	Three	Three
	months ended	months ended
	March 31, 2005	March 31, 2004
Revenue:
Software	$73,119	$72,544
Maintenance	111,607	102,030
Services and other	67,839	60,069

Total revenue	252,565	234,643

Cost of revenue:
Software	4,456	5,646
Maintenance	13,363	14,401
Services and other	55,996	49,050
Amortization of capitalized software and acquired intangible assets	26,186	13,972

Total cost of revenue	100,001	83,069

Gross profit	152,564	151,574

Operating expenses:
Selling, general and administrative	95,169	79,540
Research and development	35,981	33,597
Amortization of other intangible assets	7,570	1,500

Total operating expenses	138,720	114,637

Operating income	13,844	36,937
Interest expense and amortization of deferred financing fees	(21,163)	(1,209)
Other (expense) income, net	(4,824)	1,441

(Loss) income before taxes	(12,143)	37,169
Provision (benefit) for income taxes	(3,974)	11,708

Net (loss) income	$(8,169)	$25,461

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Successor
	March 31,	December 31,
	2005	2004
Assets:
Current assets
Cash and cash equivalents	$86,030	$58,400
Accounts receivable, net	239,377	233,180
Prepaids and other	16,981	23,869
Deferred income taxes	58,526	62,890

Total current assets	400,914	378,339

Property and equipment, net	32,428	33,751
Goodwill	1,303,759	1,317,948
Capitalized and acquired software, net	428,927	435,816
Customer accounts, net	212,121	217,961
Other intangible assets, net	112,190	116,501
Other assets	40,999	42,696

Total assets	$2,531,338	$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$133,523	$150,290
Deferred revenue	145,114	110,027
Income taxes payable	—	337
Current portion of long-term debt	5,000	5,000

Total current liabilities	283,637	265,654

Other long-term liabilities	34,155	41,011
Deferred income taxes	207,061	217,122
Long-term debt	1,052,260	1,049,623

Stockholder’s equity
Common stock, $.01 par value; 3,000 shares authorized; 100 issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,005,690	1,005,479
Retained deficit	(49,305)	(41,136)
Accumulated other comprehensive (loss) income, net of tax	(2,160)	5,259

Total stockholder’s equity	954,225	969,602

Total liabilities and stockholder’s equity	$2,531,338	$2,543,012

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	UGS Corp.	UGS PLM
		Solutions Inc.

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net (loss) income	$(8,169)	$25,461
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit for deferred income taxes	(11,432)	(52,531)
Depreciation and amortization	37,534	20,209
Amortization of deferred financing fees	1,452	—
Equity compensation through retention plan	222	—
Other	740	2,195
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	11,000	(600)
Unrealized gain on foreign currency revaluation of derivative instruments	(7,606)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,616)	882
Prepaids and other	7,624	(3,695)
Accounts payable and accrued liabilities	(14,569)	(9,089)
Deferred revenue	34,517	23,386
Income taxes payable	(337)	41,688
Other long-term liabilities	(1,092)	1,039

Total adjustments	47,437	23,484

Net cash provided by operating activities	39,268	48,945

Cash flows from investing activities
Cash received from prior parent for acquisition related tax matters	4,475	—
Purchases of property and equipment	(2,028)	(1,363)
Capitalized software costs	(17,389)	(14,378)
Purchase of long-term investments	—	(411)
Other	942	(546)

Net cash used in investing activities	(14,000)	(16,698)

Cash flows from financing activities
Payments under intercompany credit agreement, net	—	(23,775)
Proceeds from revolver credit line	29,300	—
Payments on revolver credit line	(35,300)	—
Proceeds from notes payable	6,439	—
Proceeds from bank notes and bonds	2,500	—
Capital contributed by parent	229	—

Net cash provided by (used in) financing activities	3,168	(23,775)

Effect of exchange rate on cash and cash equivalents	(806)	86

Net increase in cash and cash equivalents	27,630	8,558
Cash and cash equivalents at beginning of period	58,400	40,314

Cash and cash equivalents at end of period	$86,030	$48,872

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     On May 27, 2004, UGS Corp. (“the Company”), a newly formed Delaware corporation, acquired all of the stock of UGS PLM Solutions Inc. from Electronic Data Systems Corporation (“EDS”). Immediately following the acquisition from EDS, UGS Corp. merged with and into UGS PLM Solutions Inc., with UGS PLM Solutions Inc. continuing as the surviving corporation. In connection with that merger, UGS PLM Solutions Inc. changed its name to UGS Corp.

     The condensed consolidated statement of operations and condensed consolidated statement of cash flows are presented in two periods: Predecessor and Successor, which relate to the period preceding the acquisition of UGS PLM Solutions Inc. and the period succeeding the acquisition, respectively. During 2004, the Predecessor period is from January 1, 2004 through March 31, 2004. During 2005, the Successor period is from January 1, 2005 through March 31, 2005.

     The Company is a wholly owned subsidiary of UGS Holdings, Inc., which is a wholly owned subsidiary of UGS Capital Corp. II, which is a wholly owned subsidiary of UGS Capital Corp. UGS Capital Corp., UGS Capital Corp. II and UGS Holdings, Inc., which are collectively referred to as the parent companies, were formed in March 2004 for the purpose of acquiring and holding the stock of the Company.

     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the December 31, 2004 consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-123664) as filed with the Securities and Exchange Commission on April 21, 2005.

     The unaudited condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America which require management to make assumptions and estimates that affect the amounts reported in these statements. Those items requiring assumptions and estimates include capitalized software development costs, revenue recognition, business combinations, income taxes and recoverability of goodwill, acquired intangible assets and long-lived assets. Actual results may differ from these estimates.

     Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2: Stock-Based Compensation

     The Company recognizes compensation cost associated with its stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. The Company records stock-based compensation over the vesting period for the difference between the fair market value of an award at the date of grant and the purchase or exercise price of the share. No compensation expense has been recognized in connection with the Company’s participation in its parents’ stock-based incentive plans except for options granted under the Retention Incentive Plan, which is described further in Note 12 to the consolidated financial statements included in the Company’s Registration Statement on Form S-4 (File No. 333-123664). Stock options under the Retention Incentive Plan were granted upon the separation from EDS with the estimated fair

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

value of vested shares accounted for as part of the purchase price allocation. For shares that continue to vest, compensation expense is recognized over the vesting period based on the estimated fair value at the date of grant.

     The following pro forma net income (loss) disclosure is computed as if the Company recorded compensation expense based on the fair value method required by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” All Predecessor period stock options remained with EDS resulting in no impact to the Successor period compensation expense reflected in the pro forma presentation below (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Net income (loss)
As reported	$(8,169)	$25,461
Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(73)	(1,420)

Pro forma	$(8,242)	$24,041

     The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Expected term (in years)	5.5	3.4
Dividend yields	0%	1.73%
Expected volatility	0%	39.84%
Risk-free interest rate	3.68%	3.8%

Note 3: Property and Equipment

     Property and equipment is stated net of accumulated depreciation of $11.2 million at March 31, 2005 (Successor) and $8.4 million at December 31, 2004 (Successor). Depreciation expense was $3.0 million for three months ended March 31, 2005 (Successor) and $3.9 million for three months ended March 31, 2004 (Predecessor).

Note 4: Goodwill

     The following summarizes the changes in goodwill by segment for the three months ended March 31, 2005 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2004 (Successor)	$492,115	$447,282	$378,551	$1,317,948
UGS PLM Solutions Inc. purchase price allocation adjustments	2,031	1,614	1,563	5,208
D-Cubed, Ltd. purchase price allocation adjustments	—	(1,050)	—	(1,050)
Impact of foreign currency translation	—	(18,347)	—	(18,347)

Balance as of March 31, 2005 (Successor)	$494,146	$429,499	$380,114	$1,303,759

     The purchase price allocation adjustments for the acquisition of UGS PLM Solutions Inc. are primarily comprised of acquisition related tax matters.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Note 5: Other Intangible Assets

     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2005, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		March 31, 2005 (Successor)
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$52,703	$1,937	$50,766
Acquired software	5.0	456,650	78,489	378,161
Customer accounts	10.0	231,873	19,752	212,121
Maintenance agreements	10.0	76,639	6,490	70,149
Noncompete agreements	2.0	6,860	2,869	3,991
Trademarks/tradenames	7.0	43,286	5,236	38,050

Total other intangible assets		$868,011	$114,773	$753,238

		December 31, 2004 (Successor)
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$35,314	$828	$34,486
Acquired software	5.0	456,614	55,284	401,330
Customer accounts	10.0	231,873	13,912	217,961
Maintenance agreements	10.0	76,639	4,574	72,065
Noncompete agreements	2.0	6,860	2,021	4,839
Trademarks/tradenames	7.0	43,286	3,689	39,597

Total other intangible assets		$850,586	$80,308	$770,278

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Capitalized software	$1,111	$8,215
Acquired software	22,477	5,757
Acquired and other intangible assets	10,920	2,350

Total amortization expense	$34,508	$16,322

     Amortization of certain acquired software that is allocated to operating expenses was $0.7 million for the three months ended March 31, 2005 and $0.8 million for the three months ended March 31, 2004.

     Estimated amortization expense related to intangible assets at March 31, 2005, for the remainder of 2005 and for each of the years in the five year period ending December 31, 2010 and thereafter is: remainder of 2005—$109.7 million; 2006—$147.7 million; 2007—$144.4 million; 2008—$134.3 million; 2009—$73.3 million, 2010—$36.9 million and all remaining years—$106.9 million.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Note 6: Restructuring Activities

     The following table summarizes activity in the restructuring accruals for the three months ended March 31, 2005 (in thousands):

	Stock	Exit
	Related	Costs	Total
Balance at December 31, 2004 (Successor)	$40	$11,869	$11,909
Cash payments	—	(502)	(502)

Balance at March 31, 2005 (Successor)	$40	$11,367	$11,407

     The March 31, 2005 balance for stock-related costs resulted from restructuring activities associated with the 2001 EDS acquisition of the minority interest held in the Company. Those activities provided for workforce reductions of approximately 400 employees, consisting of individuals employed throughout the company in managerial, professional, clerical, consulting and technical positions. The compensation charge related to the purchase of certain stock options held by employees of the Company.

     The March 31, 2005 balance for exit costs resulted from restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company also added to the restructuring accrual in 2002 for activities associated with SDRC. The majority of these balances were included in the fair value of assets and liabilities as of the respective purchase date. As such, the charges were not recognized in the statement of operations.

Note 7: Debt

     Debt as of March 31, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (780.6 million yen)	$7,260
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	500,000

Total long-term debt	1,057,260
Less current portion	(5,000)

Total long-term debt, less current portion	$1,052,260

Senior Secured Credit Facility Refinancing

     In February 2005, the Company completed a refinancing of its term loan that extended the maturity date to March 31, 2012 and reduced the margin the Company pays on the term loan in the first quarter of 2005 from 2.25% to 2.00%. Beginning in the second quarter of 2005, the margin will be calculated based on the Company’s leverage ratio, as defined in the amended credit facility agreement. In addition, the Company’s annual limit for capital expenditures was increased $10.0 million per annum through the maturity of the term loan. The refinancing also provided for an additional $225.0 million of principal, which was drawn upon the closing of the acquisition of Tecnomatix Technologies, Ltd. (“Tecnomatix”) in April 2005.

Debt Covenants

     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the subordinated notes and the credit facility as of March 31, 2005.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Note 8: Income Taxes

     Income taxes related to the Company for the Predecessor period are allocated as if they were calculated on a separate return basis. The provision (benefit) for income taxes is summarized as follows (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Current	$7,458	$64,239
Deferred	(11,432)	(52,531)

Total	$(3,974)	$11,708

     (Loss) income before income taxes includes the following components (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
U.S. (loss) income	$(21,950)	$11,243
Non-U.S. income	9,807	25,926

Total	$(12,143)	$37,169

     In the first quarter of 2004, the Company amended its existing royalty agreement with most of its foreign subsidiaries. Under this agreement, certain of the foreign subsidiaries prepaid a portion of the estimated royalties that would have otherwise been due for the period of July 1, 2004 through December 31, 2005 in exchange for certain negotiated discounts to otherwise payable royalty amounts. The tax effects of these transactions have been reflected as current tax expense and a deferred tax benefit for the Predecessor period.

     The Company is not contractually obligated to pay EDS for its share of any consolidated income tax liabilities while it was a member of the EDS consolidated tax return group. Any consolidated income tax liabilities calculated on a separate return basis as due and payable by the Company were treated as non-cash capital contributions from EDS to the Company. Furthermore, pursuant to the stock purchase agreement between EDS and the Company, all income tax liabilities for all tax periods up to, and including, the period ending May 26, 2004 are the financial responsibility of EDS.

Note 9: Pension Benefits of Certain Foreign Subsidiaries

Successor Period

     Several of the Company’s foreign subsidiaries have defined benefit pension or termination indemnity plans covering substantially all of their eligible employees that are in place as a result of the applicable local statutes. Benefits under these plans are generally based on years of service and final average compensation levels. These plans are managed in accordance with applicable local statutes and practices. The Company deposits funds for these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. The Company’s practice is to fund the various pension or termination indemnity plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets.

     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the three months ended March 31, 2005 (in thousands):

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Service cost	$686
Interest cost	212
Expected return on plan assets	(57)
Amortization of net actuarial loss	15

Net periodic benefit cost	$856

Predecessor Period

     During the three months ended March 31, 2004, the Company’s worldwide employees participated in a number of qualified and non-qualified pension plans of EDS (the “EDS Plans”). In conjunction with separation from EDS, only certain foreign plans remained with the Company with all other plans remaining as part of EDS. Any future activity on the EDS Plans will have no impact on the financial position, operating results or cash flows of the Company. Information on net periodic benefit cost is not available for three months ended March 31, 2004.

Note 10: Segment Information

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe and Asia Pacific. The Company’s business involves operations in principally one industry segment: providing product lifecycle management (“PLM”) software and services to various industries.

     Management uses several metrics to measure the performance of each segment, including revenue and operating income. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the reportable segments. Unallocated costs include research and development costs, amortization of capitalized software and intangible assets, and corporate general and administrative costs. Accounts receivable is the only significant asset managed at a segment level. All other assets are managed on a consolidated basis. Financial information for each reportable segment is as follows (in thousands):

Revenue	Americas	Europe	Asia Pacific	Total
Three months ended March 31, 2005 (Successor)
Software	$25,278	$26,459	$21,382	$73,119
Maintenance	47,889	41,125	22,593	111,607
Services and other	35,994	25,212	6,633	67,839

Total revenue	$109,161	$92,796	$50,608	$252,565

Three months ended March 31, 2004 (Predecessor)
Software	$27,302	$24,429	$20,813	$72,544
Maintenance	42,431	38,857	20,742	102,030
Services and other	33,775	20,704	5,590	60,069

Total revenue	$103,508	$83,990	$47,145	$234,643

Operating Income	Americas	Europe	Asia Pacific	Total
Three months ended March 31, 2005 (Successor)	$45,536	$38,409	$28,655	$112,600

Three months ended March 31, 2004 (Predecessor)	$42,922	$36,763	$27,421	$107,106

Accounts Receivable	Americas	Europe	Asia Pacific	Total
As of March 31, 2005 (Successor)	$85,751	$107,280	$46,346	$239,377

As of December 31, 2004 (Successor)	$79,371	$108,356	$45,453	$233,180

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Total operating income for reportable segments	$112,600	$107,106
Research and development	(35,981)	(33,597)
Amortization of capitalized and acquired software and other intangible assets	(33,756)	(15,472)
Corporate and unallocated costs	(29,019)	(21,100)

Operating income	$13,844	$36,937

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
Total Revenue:	March 31, 2005	March 31, 2004
United States	$103,189	$97,243
Germany	28,132	26,632
Japan	30,137	28,073
All Other	91,107	82,695

Total	$252,565	$234,643

	Successor
	March 31,	December 31,
Net Property, Plant and Equipment:	2005	2004
United States	$22,143	$22,798
Germany	601	768
Japan	927	774
All Other	8,757	9,411

Total	$32,428	$33,751

Note 11: Commitments and Contingencies

Legal Proceedings

     The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Guarantees

     The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in the preparation of these financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its software license agreements, and these give rise only to the

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable. The Company incurred no significant losses related to such indemnifications or guarantees during the three months ended March 31, 2005 and 2004.

Note 12: Comprehensive (Loss) Income

     The following table presents the calculation of comprehensive (loss) income (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Net (loss) income	$(8,169)	$25,461
Currency translation adjustments, net of taxes	(6,222)	(1,653)
Change in minimum pension liability	—	485
Change in fair value of derivative instruments, net of taxes	(1,197)	—

Comprehensive (loss) income	$(15,588)	$24,293

Note 13: Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for the Company’s share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. The Company has not yet determined the impact SFAS No. 123(R) will have on its financial position or results of operations.

     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of December 31, 2005. The Company is reviewing FIN No. 47 to determine whether adoption will have an impact on the Company’s results of operations or financial position.

Note 14: Financial Statements of Guarantors

     The Company’s senior unsecured subordinated notes and the obligations under the Company’s senior secured credit facility are guaranteed by certain wholly owned subsidiaries. The guarantees are full, unconditional and joint and several. The following unaudited condensed consolidating schedules of operations, balance sheets and cash flows are presented for the parent company (UGS Corp.), the guarantor subsidiaries, the non-guarantor subsidiaries and the total consolidated UGS Corp.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended March 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations			Consolidated
Revenue:
Software	$23,801	$270	$49,048	$—			$73,119
Maintenance	44,111	137	67,359	—			111,607
Services and other	35,117	44,464	32,708	(44,450)	(a	)	67,839

Total revenue	103,029	44,871	149,115	(44,450)			252,565

Cost of revenue:
Software	2,249	102	2,105	—			4,456
Maintenance	4,879	30	8,454	—			13,363
Services and other	27,507	—	72,939	(44,450)	(a	)	55,996
Amortization of capitalized software and acquired intangible assets	10,841	14,010	1,335	—			26,186

Total cost of revenue	45,476	14,142	84,833	(44,450)			100,001

Gross profit	57,553	30,729	64,282	—			152,564

Operating expenses:
Selling, general and administrative	47,419	658	47,092	—			95,169
Research and development	35,981	—	—	—			35,981
Amortization of other intangibles assets	2,622	—	4,948	—			7,570

Total operating expenses	86,022	658	52,040	—			138,720

Operating (loss) income	(28,469)	30,071	12,242	—			13,844
Interest expense and amortization of deferred financing fees	(22,013)	16,581	(15,731)	—			(21,163)
Other (expense) income, net	(2,025)	(3,322)	523	—			(4,824)

(Loss) income before income taxes	(52,507)	43,330	(2,966)	—			(12,143)
Provision (benefit) for income taxes	(18,101)	15,165	(1,038)	—			(3,974)

Net (loss) income	$(34,406)	$28,165	$(1,928)	$—			$(8,169)

(a) — Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended March 31, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations			Consolidated
Revenue:
Software	$24,805	$1,638	$46,101	$—			$72,544
Maintenance	38,767	217	63,046	—			102,030
Services and other	32,950	33,529	27,119	(33,529)	(a	)	60,069

Total revenue	96,522	35,384	136,266	(33,529)			234,643

Cost of revenue:
Software	2,286	540	2,820	—			5,646
Maintenance	5,568	31	8,802	—			14,401
Services and other	26,736	19	55,824	(33,529)	(a	)	49,050
Amortization of capitalized software and acquired intangible assets	13,972	—	—	—			13,972

Total cost of revenue	48,562	590	67,446	(33,529)			83,069

Gross profit	47,960	34,794	68,820	—			151,574

Operating expenses:
Selling, general and administrative	37,807	1,770	39,963	—			79,540
Research and development	32,437	1,160	—	—			33,597
Amortization of other intangibles assets	1,500	—	—	—			1,500

Total operating expenses	71,744	2,930	39,963	—			114,637

Operating (loss) income	(23,784)	31,864	28,857	—			36,937
Interest expense	(1,209)	—	—	—			(1,209)
Other income, net	635	597	209	—			1,441

(Loss) income before income taxes	(24,358)	32,461	29,066	—			37,169
Provision (benefit) for income taxes	(9,827)	11,362	10,173	—			11,708

Net (loss) income	$(14,531)	$21,099	$18,893	$—			$25,461

(a) — Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	March 31, 2005
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$22,642	$740	$62,648	$—		$86,030
Accounts receivable, net	80,510	366	158,501	—		239,377
Prepaids and other	9,441	—	7,540	—		16,981
Deferred income taxes	58,526	—	—	—		58,526

Total current assets	171,119	1,106	228,689	—		400,914

Property and equipment, net	21,314	—	11,114	—		32,428
Goodwill	331,550	542,785	429,424	—		1,303,759
Capitalized and acquired software, net	190,261	232,722	5,944	—		428,927
Customer accounts, net	83,656	—	128,465	—		212,121
Other intangible assets, net	52,136	—	60,054	—		112,190
Intercompany credit agreement	21,484	235,381	—	(256,865	) (b)	—
Other assets	591,834	—	5,031	(555,866	) (a)	40,999

Total assets	$1,463,354	$1,011,994	$868,721	$(812,731)		$2,531,338

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$64,026	$3,091	$66,406	$—		$133,523
Deferred revenue	65,947	830	78,337	—		145,114
Intercompany credit agreement	—	—	256,865	(256,865	) (b)	—
Current portion of long-term debt	5,000	—	—	—		5,000

Total current liabilities	134,973	3,921	401,608	(256,865)		283,637

Other long-term liabilities	—	20,626	13,529	—		34,155
Deferred income taxes	57,640	81,453	67,968	—		207,061
Long-term debt	1,045,000	—	7,260	—		1,052,260

Total stockholder’s equity	225,741	905,994	378,356	(555,866	) (a)	954,225

Total liabilities and stockholder’s equity	$1,463,354	$1,011,994	$868,721	$(812,731)		$2,531,338

(a) - Elimination of investment in guarantor subsidiary.

(b) - Elimination of intercompany balances.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2004
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(1,951)	$251	$60,100	$—		$58,400
Accounts receivable, net	74,211	1,980	156,989	—		233,180
Prepaids and other	14,458	220	9,191	—		23,869
Deferred income taxes	60,978	—	1,912	—		62,890

Total current assets	147,696	2,451	228,192	—		378,339

Property and equipment, net	21,884	—	11,867	—		33,751
Goodwill	325,681	542,785	449,482	—		1,317,948
Capitalized and acquired software, net	182,737	246,732	6,347	—		435,816
Customer accounts, net	85,941	—	132,020	—		217,961
Other intangible assets, net	54,073	—	62,428	—		116,501
Intercompany credit agreement	70,888	205,734	—	(276,622	) (b)	—
Other assets	592,688	—	5,874	(555,866	) (a)	42,696

Total assets	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$67,243	$325	$82,722	$—		$150,290
Deferred revenue	49,376	1,242	59,409	—		110,027
Income taxes payable	—	—	337	—		337
Intercompany credit agreement	—	—	276,622	(276,622	) (b)	—
Current portion of long-term debt	5,000	—	—	—		5,000

Total current liabilities	121,619	1,567	419,090	(276,622)		265,654

Other long-term liabilities	—	26,390	14,621	—		41,011
Deferred income taxes	63,736	86,357	67,029	—		217,122
Long-term debt	1,048,500	—	1,123	—		1,049,623

Total stockholder’s equity	247,733	883,388	394,347	(555,866	) (a)	969,602

Total liabilities and stockholder’s equity	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

(a) - Elimination of investment in guarantor subsidiary.

(b) - Elimination of intercompany balances.

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Three months ended March 31,2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(34,406)	$28,165	$(1,928)	$(8,169)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(4,324)	(4,904)	(2,204)	(11,432)
Depreciation and amortization	16,192	14,010	7,332	37,534
Amortization of deferred financing fees	1,452	—	—	1,452
Equity compensation through retention plan	222	—	—	222
Other	60	133	547	740
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	11,000	11,000
Unrealized gain on foreign currency revaluation of derivative instruments	—	(7,606)	—	(7,606)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,656)	1,481	(6,441)	(10,616)
Prepaids and other	6,255	220	1,149	7,624
Accounts payable and accrued liabilities	(2,700)	2,766	(14,635)	(14,569)
Deferred revenue	13,502	(412)	21,427	34,517
Income taxes payable	—	—	(337)	(337)
Other long-term liabilities	—	—	(1,092)	(1,092)

Total adjustments	25,003	5,688	16,746	47,437

Net cash (used in) provided by operating activities	(9,403)	33,853	14,818	39,268

Cash flows from investing activities
Cash received from prior parent for acquisition related tax matters	4,475	—	—	4,475
Purchases of property and equipment	(1,460)	—	(568)	(2,028)
Capitalized software costs	(17,389)	—	—	(17,389)
Other	(673)	—	1,615	942

Net cash (used in) provided by investing activities	(15,047)	—	1,047	(14,000)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	52,314	(33,364)	(18,950)	—
Proceeds from revolver credit line	29,300	—	—	29,300
Payments on revolver credit line	(35,300)	—	—	(35,300)
Proceeds from notes payable	—	—	6,439	6,439
Proceeds from bank notes and bonds	2,500	—	—	2,500
Capital contributed by parent	229	—	—	229

Net cash provided by (used in) financing activities	49,043	(33,364)	(12,511)	3,168

Effect of exchange rates on cash and cash equivalents	—	—	(806)	(806)

Net increase in cash and cash equivalents	24,593	489	2,548	27,630
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$22,642	$740	$62,648	$86,030

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Three months ended March 31,2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(14,531)	$21,099	$18,893	$25,461
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(52,531)	—	—	(52,531)
Depreciation and amortization	18,794	—	1,415	20,209
Other	402	1,300	493	2,195
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(600)	(600)
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	9,344	(338)	(8,124)	882
Prepaids and other	(3,892)	16	181	(3,695)
Accounts payable and accrued liabilities	(11,279)	(30,556)	32,746	(9,089)
Deferred revenue	2,265	(756)	21,877	23,386
Income taxes payable	—	—	41,688	41,688
Other long-term liabilities	—	—	1,039	1,039

Total adjustments	(36,897)	(30,334)	90,715	23,484

Net cash (used in) provided by operating activities	(51,428)	(9,235)	109,608	48,945

Cash flows from investing activities
Purchases of property and equipment	(935)	—	(428)	(1,363)
Capitalized software costs	(14,378)	—	—	(14,378)
Purchase of long-term investments	—	—	(411)	(411)
Other	(505)	—	(41)	(546)

Net cash used in investing activities	(15,818)	—	(880)	(16,698)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	68,668	11,920	(104,363)	(23,775)

Net cash provided by (used in) financing activities	68,668	11,920	(104,363)	(23,775)

Effect of exchange rates on cash and cash equivalents	—	—	86	86

Net increase in cash and cash equivalents	1,422	2,685	4,451	8,558
Cash and cash equivalents at beginning of period	(5,498)	654	45,158	40,314

Cash and cash equivalents at end of period	$(4,076)	$3,339	$49,609	$48,872

UGS Corp.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Note 15: Subsequent Event

     On April 1, 2005, the Company acquired all of the outstanding equity of Tecnomatix for approximately $228.0 million in cash, or $17.00 a share. The business combination will be accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company financed this acquisition primarily from borrowings under the senior secured credit facility. The excess of total purchase price over the value of assets and liabilities at closing, including identifiable intangible assets, will be allocated to goodwill, which will be subject to annual impairment review.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Quarterly Report on Form 10-Q that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a failure of the PLM market to develop, loss or downsizing of key customers, highly competitive industry, inability to deliver new and innovative PLM software products and services, substantial, prolonged economic downturn in the markets, disruptions in international markets, future terrorist attacks, changes in pricing models for PLM software products, and intellectual property rights protection and infringement claims. These risks are described in our Registration Statement on Form S-4 (File No. 333-123664) under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Key Business Metrics

     Our business performance is directly impacted by our ability to generate software revenue through the sale of CAx and collaborative product development management (“cPDM”) licenses to existing and new customers. CAx includes computer aided design, computer aided engineering and computer aided manufacturing applications. In conjunction with our initial license sale, we generally sign maintenance contracts to provide technical services as needed by customers in order to successfully implement the PLM software in their organization. Following the initial license sale, our objective is to sign and subsequently renew maintenance contracts. We actively manage our business with the goal of maximizing research and development and sales and marketing productivity. To that end, we carefully evaluate capital investments in research and development projects and sales and marketing initiatives. The following is a brief description of the major components of our financial performance and how we manage them.

Revenue

     We earn revenue from three primary sources: software, maintenance and services. For the three months ended March 31, 2005, software accounted for 29% of total revenue, maintenance accounted for 44% and services and other accounted for 27%. Software revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. Software sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the software sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by software sales and includes technical services such as training and implementation to facilitate the efficient implementation and usage of our software.

     For the three months ended March 31, 2005, approximately 65% of our total revenue was generated from CAx applications, while the remaining 35% was from cPDM, which approximates our results for fiscal 2004. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower. For the three months ended March 31, 2005, maintenance revenue was composed largely of CAx related revenue due to the higher installed base of CAx.

Cost of Revenue

     Our software and maintenance revenue have high gross margins due to the fact that they require limited dedicated resources and costs after the initial sale. Services revenue is labor intensive and usually customer- or industry-specific and consequently entails more direct costs than either license or maintenance revenue. The cost of software revenue includes packaging, distribution and third-party royalties; the cost of maintenance revenue is comprised of help desk and technical support and third-party royalties; and the cost of services revenue consists of labor, labor-related costs for teams of technical specialists and third-party contractors. Cost of revenue also includes amortization of intangible assets for capitalized and acquired software and maintenance agreements.

Sales and Marketing

     In general, we manage our customer relationships through a large, direct sales force organized by geography (the Americas, Europe and Asia Pacific). Additionally, we have sales representatives fully dedicated to serving our major customer accounts across the globe. Our direct sales force, including sales managers, account executives, field sales employees and pre-sales technical support, is trained to sell both CAx and cPDM software and services. Sales costs are comprised of salaries for all sales personnel and variable commissions for the field sales staff. The sales representatives are compensated on a monthly basis for new license and services revenue.

     We also offer products through third-party distributors and have some value-added resellers. Our indirect sales channel consists of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, Japan and South Korea. Solid Edge is primarily marketed and licensed through our indirect sales channels.

     Our global marketing organization focuses on product level initiatives to increase brand equity. We utilize direct marketing initiatives in order to generate new leads for our sales force. Marketing costs include salaries, trade shows, conferences, product collateral, sponsorship fees and local seminars.

Research and Development Costs

     Research and development expenses include payroll, employee benefits, other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as research and development. Once projects achieve technological feasibility, we capitalize the software development costs until the product is available for general release. Expenses for major projects are carefully evaluated to manage return on investment requirements. We expect that our research and development spending will continue in line with historic levels. In addition, we have agreed with one of our major customers that unless it otherwise consents, we will maintain research and development expenses at or above a minimum percentage of net sales. The required percentage is significantly below the percentage anticipated for the foreseeable future and, accordingly, we do not anticipate any impact of this commitment.

     In the comparisons that follow in this section, we define total research and development costs as the sum of research and development costs, which appear as an expense line item on our condensed consolidated statement of operations, and capitalized software costs. We exclude third-party royalty fees and customer directed research and development, which are included in cost of revenue. The following is a summary of total research and development costs (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Research and development costs	$35,981	$33,597
Capitalized software costs	17,389	14,378

Total research and development costs	$53,370	$47,975

Factors Affecting our Results of Operations

     In making comparisons of our financial performance for the periods presented, it is important to be aware of the following factors that have impacted our stated financial results:

Impact of the Acquisition of UGS PLM Solutions Inc.

     The purchase price of UGS PLM Solutions Inc. was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of our assets and liabilities at closing was allocated to goodwill, which will be subject to annual impairment review. From September 2001 through May 26, 2004, we operated as a wholly owned subsidiary of EDS, who provided us with certain tax, legal, treasury, finance, accounting, marketing and human resource services. Our condensed consolidated financials for the three months ended March 31, 2004 reflect the costs that EDS charged us for these services. For three months ended March 31, 2005, additional costs for these types of activities, along with the incremental costs we incurred as a stand-alone entity subsequent to the acquisition date, were approximately $2.8 million.

     The purchase accounting adjustments that had a material impact on our financial position and results of operations include:

Deferred Revenue

     Prior to the acquisition, our deferred revenue balance was $138.3 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $48.8 million, which resulted in a beginning deferred revenue balance on May 27, 2004 of $89.5 million. This adjustment has the effect of reducing revenue in periods subsequent to the acquisition through June 2005. For the three months ended March 31, 2005, total revenue was reduced by $4.6 million due to the deferred revenue adjustment, which resulted in corresponding reductions to gross profit, operating income and income before income taxes.

Amortization of Acquired Intangible Assets

     Prior to the acquisition, our intangible assets balance, net of accumulated amortization, was $216.1 million. As a result of the purchase accounting associated with the acquisition, the prior net intangible asset balance was written off and a new basis of $805.8 million was allocated to intangible assets pursuant to a valuation. This results in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. In 2005, amortization will be approximately $130.0 million of annual amortization expense, or approximately $32.5 million of quarterly amortization expense.

Capitalization of Software Development Costs

     Due to the purchase accounting associated with acquisition, the book value of all capitalized software as of May 26, 2004 was written off and included in the valuation of completed technology (software) discussed above. As a result, amortization of capitalized software is lower when compared to the prior year, resulting in amortization of $1.1 million for the three months ended March 31, 2005 compared to $8.2 million for the three months ended March 31, 2004. As we continue to capitalize internally developed software we expect our annual amortization of capitalized software (which is reflected in cost of revenue) will grow until it reaches a level consistent with pre-acquisition software capitalization levels (anticipated to occur in 2008).

Interest Expense

     As part of the acquisition on May 27, 2004, we entered into long-term debt arrangements that provided for a $500.0 million term loan, a $125.0 million revolving credit facility and $550.0 million of senior subordinated notes. In addition, we capitalized the financing fees related to entering into these debt arrangements. These activities result in higher interest expense. For the three months ended March 31, 2005, net income includes $21.2 million of interest expense and amortized deferred financing fees compared to $1.2 million for the three months ended March 31, 2004.

Other Acquisitions

D-Cubed. Ltd.

     On June 30, 2004, we acquired all of the stock of D-Cubed, Ltd., for an aggregate purchase price of $22.0 million. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The fair value estimated for intangible assets will result in slightly higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, was allocated to goodwill, which will be subject to annual impairment review.

Tecnomatix Technologies Ltd

     On April 1, 2005, we acquired all of the outstanding equity of Tecnomatix Technologies Ltd. (“Tecnomatix”) for approximately $228.0 million in cash, or $17.00 a share. The purchase price will be allocated in the second quarter based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. We financed this acquisition primarily from borrowings under our senior secured credit facility, which we recently amended to permit such additional borrowings for this purpose. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, will be allocated to goodwill, which will be subject to annual impairment review.

Services Arrangement

     We have historically deployed certain of our personnel from our research and development group to support the services arrangement of one of our largest customers with the underlying cost being allocated to cost of revenue. As a result of a modification to our services agreement with this customer, such resources will no longer be deployed directly in support of such an engagement. In addition, revenue from this arrangement is now classified as maintenance revenue. For the three months ended March 31, 2005, our maintenance revenue increased by approximately $6.5 million, offset by a decline in services revenue of approximately $3.5 million. In addition, our cost of revenue was lower by approximately $2.2 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $5.2 million when compared to the prior year.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and relating disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to amortization periods, intangible assets and goodwill, income taxes, restructuring activities, litigation, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our results would be affected if we were to make different estimates under different assumptions or conditions.

Capitalized Software Development Costs

     We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs related to the development of a software product to be sold are expensed until technological feasibility of a product or product enhancement has been reached. Costs incurred after this point are capitalized on a project-by-project basis. Judgment is required in determining when technological feasibility of a product or product enhancement is established. Upon release of a product or product enhancement to customers, we cease capitalization and begin amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio that the current product revenue bears to the total of current and anticipated future years’ revenue or (2) the straight-line method over the remaining estimated economic lives of the software products. We generally amortize the software costs of new releases of enhancements over a three year period based upon the estimated future economic life of the enhancement. The carrying values of capitalized costs are evaluated for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying values of capitalized costs are evaluated for impairment on an annual basis. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at its net realizable value. We have had no impairments of capitalized software costs.

Revenue Recognition

     We generate revenue from new software licenses, maintenance contracts for software license updates and product support and professional services, which include training, consulting and implementation services. We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” Following is a discussion of the determination of revenue recognition:

     We recognize software license revenue when all of the following are met:

•	Persuasive Evidence of an Arrangement Exists. It is our practice to require that a written order signed by both the customer and us, or a purchase order from those customers that have previously negotiated an end user license arrangement, be received.

•	Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to their software. Acceptance provisions included in a software license agreement generally grant customers a right of refund or replacement only if the licensed software does not perform in accordance with its published specifications. Based on our history, the likelihood of non-acceptance in these situations is remote, and we recognize revenue when all other criteria of revenue recognition are met. If the likelihood of nonacceptance is determined to be other than remote, revenue is recognized upon the earlier of receipt of written acceptance or when the acceptance period has lapsed.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed or determinable when payment terms are set forth at the contract execution date, with our payment terms being generally less than 90 days. We recognize revenue for delivered elements only when the fair value of the undelivered elements is known, uncertainties regarding customer acceptance are resolved, and there are no refund, cancellation, or return rights affecting the revenue recognized for delivered elements.

•	Collectibility is Probable. Customers must meet collectibility requirements pursuant to our credit policy. We perform a collectibility assessment for each transaction. For contracts that do not meet our collectibility criteria, revenue is recognized when cash is received.

     Our software license agreements generally include multiple products and services, or “elements.” For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”) of the individual elements. The application of software revenue recognition requires judgment, including the determination of the fair value of the elements and whether a software arrangement includes multiple elements. The fair value of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers, or VSOE. VSOE does not exist for the license element, therefore, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Under the residual method, the fair value of any undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

     We defer revenue associated with payments received from customers for the delivery of future services, where VSOE of undelivered elements in a bundled arrangement does not exist, or if other conditions to revenue recognition have not been met. SOP 97-2 requires the seller of software that includes post contract customer support (maintenance or “PCS”) to establish VSOE of the undelivered element of the contract in order to account separately for the PCS revenue. We determine VSOE by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees and by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of PCS is determined by reference to contractual renewals, we consider factors such as whether the period of the initial PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below our normal pricing practices. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), we recognize revenue for the entire arrangement ratably over the PCS term.

     Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Our revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer.

Business Combinations

     In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, services contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates.

     In connection with the acquisition of UGS PLM Solutions Inc. from EDS and the acquisition of D-Cubed, Ltd., valuations were prepared to determine fair values for the allocation of the purchase prices. Although the valuations have been completed, the purchase price allocations may change for up to one year subsequent to the respective acquisition date due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the respective acquisitions. These adjustments are not expected to be material to our consolidated financial statements.

     Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, change of control payments, costs of vacating duplicate facilities, and contract termination costs. Restructuring costs were accounted for under Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and have been recognized as a liability assumed in the business combination. Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for under EITF Issue No. 95-3, management utilized assumptions of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations and executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for under EITF Issue No. 95-3 will be recorded as an adjustment to goodwill while increases to the estimates will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter.

Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets

     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. We perform our annual impairment test at October 1, or more frequently if circumstances indicate the potential for impairment which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows. No impairment loss was identified as a result of this test.

     We review our long-lived assets and intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. There were no impairment charges in the periods presented.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Judgments and estimates are required in assessing the future tax consequences of events that have been recognized on our financial statements or tax returns.

     Our operations were included in EDS’ consolidated income tax returns in certain countries through May 26, 2004. While we were in EDS’ consolidated income tax return, current and deferred taxes were allocated to us as if taxes were computed on the “separate return” method. Certain of our tax attributes, such as net operating loss and tax credit carry-forwards, may be impacted by the filing of short tax year 2004 consolidated income tax returns by EDS. Such tax attributes as presented in our financial statements represent management’s estimate based on information available at the time of the financial statements. The allocation of the actual tax attributes to the Company from EDS will be made in accordance with the appropriate provisions of the Internal Revenue Code. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

     We are not contractually obligated to pay EDS for our share of any consolidated income tax liabilities while part of the EDS consolidated tax return group. Any consolidated income tax liabilities calculated on a separate return basis as due and payable by us were treated as non-cash capital contributions from EDS to us. Furthermore, pursuant to the stock purchase agreement between us and EDS, all income tax liabilities for all tax periods up to, and including, the period ending May 26, 2004 are the financial responsibility of EDS.

Pricing of Historic EDS Services

     Until December 31, 2001, we had been a party to a management services agreement with EDS under which EDS performed various management services for us. We were charged amounts under this agreement which approximated EDS’ cost of providing the services, plus a fixed fee equal to 0.5% of our total revenues, up to a maximum fixed fee of $2.5 million annually. Had a similar agreement been in place following December 31, 2001, our corporate expenses would have amounted to $1.2 million for the three months ended March 31, 2004. These amounts are reflected in the condensed consolidated financial statements as selling, general and administrative expenses and represent the estimated costs of providing services to us. These numbers may not reflect what the actual costs of these services would have been if we had to acquire these services from third-parties.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for our share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. We have not yet determined the impact SFAS No. 123(R) will have on our financial position or results of operations.

     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of December 31, 2005. We are reviewing FIN No. 47 to determine whether adoption will have an impact on our financial position or results of operations.

Segment Revenue and Operating Income

     Our business consists of three primary operating segments based on geographic location: the Americas (which is comprised of North and South America), Europe and Asia Pacific. We use several metrics to measure the performance of each segment, including revenue and operating income. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the reportable segments. Unallocated costs not reflected in segment operating income include research and development costs, amortization of capitalized software and intangible assets and corporate general and administrative costs, including finance, human resources, legal and IT.

Geographic Segment Revenue

     The Americas is our largest segment representing 43.2% of total segment revenue for the three months ended March 31, 2005 and 44.1% for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Americas total revenue for the three months ended March 31, 2005 increased $5.7 million, or 5.5%, to $109.2 million from $103.5 million for the three months ended March 31, 2004. The increase was driven by an increase in maintenance revenue of $5.5 million, which largely resulted from the classification of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Total revenue was also aided by an increase in services revenue of $2.2 million that resulted from the addition of several sizeable services projects. This increase was partially offset by the $2.1 million impact of the purchase accounting adjustment for deferred revenue.

     Europe is our second largest segment representing 36.8% of total segment revenue for the three months ended March 31, 2005 and 35.8% of total segment revenue for the three months ended March 31, 2004. Total revenue for the three months ended March 31, 2005 in Europe increased $8.8 million, or 10.5%, to $92.8 million from $84.0 million for the three months ended March 31, 2004. The growth in Europe was largely driven by the growth in services revenue of $4.5 million. Total revenue also benefited from foreign currency translation due to the appreciation of the Euro compared to the U.S. Dollar. The increase in total revenue was partially offset by the $1.6 million impact of the purchase accounting adjustment for deferred revenue.

     Asia Pacific is our third largest segment representing 20.0% of total segment revenue for the three months ended March 31, 2005 and 2004. Asia’s total revenue increased $3.5 million, or 7.4%, to $50.6 million for the three months ended March 31, 2005 from $47.1 million for the three months ended March 31, 2004. The increase was primarily due to growth in maintenance revenue of $1.9 million, which was aided by increased maintenance orders. The increase in total revenue is also attributable to growth in services revenue of $1.0 million, which largely resulted from sizeable services projects in South Korea and Japan. The impact of foreign currency translation is not as significant for revenue in Asia Pacific as most contracts are signed in U.S. Dollars.

Geographic Segment Operating Income

     The Americas represented 40.4% of total segment operating income for the three months ended March 31, 2005 and 40.1% for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Americas operating income increased $2.6 million, or 6.1%, to $45.5 million from $42.9 million for the three months ended March 31, 2004. The increase was primarily driven by the increase in revenue discussed above. For the three months ended March 31, 2005, the Americas operating margin increased slightly to 41.7% from 41.5%. Operating income for the three months ended March 31, 2005 in the Americas includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.

     Europe represented 34.1% of total segment operating income for the three months ended March 31, 2005 and 34.3% for the three months ended March 31, 2004. For the three months ended March 31, 2005, operating income in Europe increased $1.6 million, or 4.3%, to $38.4 million from $36.8 million for the three months ended March 31, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended March 31, 2005, operating margins in Europe decreased to 41.4% from 43.8% for the three months ended March 31, 2004. The margin decrease was primarily attributable to an increased usage of third-party consultants for certain services projects, which we expect will continue for the foreseeable future. Operating income for the three months ended March 31, 2005 in Europe includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.

     Asia Pacific represented 25.5% of total segment operating income for the three months ended March 31, 2005 and 25.6% for the three months ended March 31, 2004. For the three months ended March 31, 2005, operating income in Asia Pacific increased $1.3 million, or 4.7%, to $28.7 million from $27.4 million for the three months ended March 31, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended March 31, 2005, operating margins in Asia Pacific decreased to 56.6% from 58.2% for the three months ended March 31, 2004. The margin decrease was primarily attributable to higher sales commissions commensurate with increased revenue. The decrease is also attributable to the increased usage of third-party consultants, which we expect will continue should services revenue increase.

Operating income for the three months ended March 31, 2005 in Asia Pacific includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.

     The following table represents our segment revenue and our segment operating income, which excludes certain corporate level charges that we do not allocate by segment (in thousands):

	Americas	Europe	Asia Pacific	Total
Three months ended March 31, 2005 (Successor)
Revenue	$109,161	$92,796	$50,608	$252,565
Operating income	45,536	38,409	28,655	112,600

Three months ended March 31, 2004 (Predecessor)
Revenue	$103,508	$83,990	$47,145	$234,643
Operating income	42,922	36,763	27,421	107,106

     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004
Total operating income for reportable segments	$112,600	$107,106
Research and development	(35,981)	(33,597)
Amortization of capitalized and acquired software and other intangible assets	(33,756)	(15,472)
Corporate and unallocated costs	(29,019)	(21,100)

Operating income	$13,844	$36,937

Results of Operations

     The following tables set forth information regarding our revenue, operating expenses, net (loss) income and other information for the periods indicated (in thousands):

	Successor		Predecessor
	Three months ended		Three months ended
	March 31, 2005		March 31, 2004
		(percentage of		(percentage of
		total revenue)		total revenue)
Revenue:
Software	$73,119	29.0%	$72,544	30.9%
Maintenance	111,607	44.2%	102,030	43.5%
Services and other (a)	67,839	26.8%	60,069	25.6%

Total revenue	252,565	100.0%	234,643	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	100,001	39.6%	83,069	35.4%

Gross profit	152,564	60.4%	151,574	64.6%

Operating expenses:
Selling, general and administrative	95,169	37.7%	79,540	33.9%
Research and development	35,981	14.2%	33,597	14.3%
Amortization of other intangible assets	7,570	3.0%	1,500	0.6%

Total operating expenses	138,720	54.9%	114,637	48.8%

Operating income	13,844	5.5%	36,937	15.8%
Interest expense and amortization of deferred financing fees	(21,163)	-8.4%	(1,209)	-0.5%
Other (expense) income, net	(4,824)	-1.9%	1,441	0.6%

(Loss) income before taxes	(12,143)	-4.8%	37,169	15.9%
Provision (benefit) for income taxes	(3,974)	-1.6%	11,708	5.0%

Net (loss) income	$(8,169)	-3.2%	$25,461	10.9%

(a)	Other revenue consists primarily of hardware sales.

Three Months Ended March 31, 2005 (Successor) Compared to Three Months Ended March 31, 2004 (Predecessor)

Total Revenue

     For the three months ended March 31, 2005, total revenue increased $18.0 million, or 7.7%, to $252.6 million from $234.6 million for the three months ended March 31, 2004. Revenue increased for all components compared to the same period in 2004. This increase was partially offset by the reduction in revenue of $4.6 million due to the purchase accounting adjustment for deferred revenue, which impacted maintenance revenue.

•	Software. Software revenue accounted for 29.0% of total revenue for the three months ended March 31, 2005 compared to 30.9% for the three months ended March 31, 2004. For the three months ended March 31, 2005, software revenue grew $0.6 million, or 0.8%, to $73.1 million from $72.5 million for the three months ended March 31, 2004. Although software revenue grew compared to the prior year, the increase was not as pronounced due in large part to the revenue recognized on a sizeable software deal during the three months ended March 31, 2004.

•	Maintenance. Maintenance revenue accounted for 44.2% of total revenue for the three months ended March 31, 2005 and 43.5% of total revenue for the three months ended March 31, 2004. For the three months ended March 31, 2005, maintenance revenue increased $9.6 million, or 9.4%, to $111.6 million from $102.0 million for the three months ended March 31, 2004. Maintenance revenue increased primarily as a result of the classification of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also benefited from foreign currency translation due to the appreciation of the Euro compared to the U.S. Dollar. The increase was partially offset by lower maintenance revenue from the purchase accounting impact described above.

•	Services and other. Services and other revenue accounted for 26.8% of total revenue for the three months ended March 31, 2005 and 25.6% of total revenue for the three months ended March 31, 2004. For the three months ended March 31, 2005, services and other revenue grew $7.7 million, or 12.8%, to $67.8 million from $60.1 million for the three months ended March 31, 2004. Services revenue grew across all segments. This growth was partially offset by the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above.

Gross Profit

     For the three months ended March 31, 2005, gross profit increased $1.0 million, or 0.7%, to $152.6 million from $151.6 million for the three months ended March 31, 2004. The increase was primarily due to the increase in maintenance revenue, which typically carries a higher margin. However, gross profit for the three months ended March 31, 2005 was reduced by the impact of purchase accounting, which resulted in $4.6 million of lower revenue and $12.2 million of amortization of certain intangible assets over prior year amortization.

Operating Expenses

Selling, General and Administrative

     For the three months ended March 31, 2005, selling, general and administrative expenses increased $15.7 million, or 19.6%, to $95.2 million from $79.5 million for the three months ended March 31, 2004. As a percentage of total revenue, selling, general and administrative expenses increased to 37.7% for the three months ended March 31, 2005 from 33.9% for the three months ended March 31, 2004. The increase is due, in part, to costs associated with new hires in our sales organization and to higher sales commissions.

The increase was also due to incremental costs in our general and administrative organization that resulted from the addition of personnel to support our operations as a stand-alone entity.

Research and Development

     For the three months ended March 31, 2005, research and development expenses increased $2.4 million, or 7.1%, to $36.0 million from $33.6 million for the three months ended March 31, 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended March 31, 2005, cash outflows for capitalized software costs increased $3.0 million, or 20.8%, to $17.4 million from $14.4 million for the three months ended March 31, 2004.

     For the three months ended March 31, 2005, total research and development expenses increased $5.4 million, or 11.3%, to $53.4 million from $48.0 million for the three months ended March 31, 2004. This increase was primarily due to continued investments in the Teamcenter product line. For the three months ended March 31, 2005, total research and development costs as a percent of revenue increased slightly to 21.1% from 20.5% for the three months ended March 31, 2004.

Amortization of Other Intangible Assets

     For the three months ended March 31, 2005, amortization of other intangible assets increased $6.1 million, or 406.7%, to $7.6 million from $1.5 million for the three months ended March 31, 2004. The increase in amortization is directly related to the intangibles associated with the acquisition of UGS PLM Solutions Inc.

Operating Income

     For the three months ended March 31, 2005, operating income decreased $23.1 million, or 62.6%, to $13.8 million from $36.9 million for the three months ended March 31, 2004. As a percentage of total revenue, operating income decreased to 5.5% for the three months ended March 31, 2005 compared to 15.8% for the three months ended March 31, 2004. Operating income was lower primarily due to the impact of purchase accounting, which resulted in lower revenue of $4.6 million and greater amortization of intangible assets of $18.2 million.

Interest Expense and Amortization of Deferred Financing Fees

     For the three months ended March 31, 2005, interest expense and amortization of deferred financing fees increased $20.0 million to $21.2 million from $1.2 million for the three months ended March 31, 2004. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc.

Provision (Benefit) for Income Taxes

     For the three months ended March 31, 2005, the provision for income taxes decreased $15.7 million, or 134.2%, to a benefit of $4.0 million from an expense of $11.7 million for the three months ended March 31, 2004. The decrease is primarily due to a decrease in the income before taxes from $37.2 million for the three months ended March 31, 2004 to a loss of $12.1 million for the three months ended March 31, 2005. The effective tax rate increased from 31.5% for the three months ended March 31, 2004 to a benefit of 32.7% for the three months ended March 31, 2005.

Liquidity and Capital Resources

Non-GAAP Measures

     EBITDA is presented solely as a supplemental disclosure with respect to liquidity because we believe it provides a key indicator of our ability to pay our debt. Further, we have included information concerning EBITDA because we use such information in determining compensation of our management and in our review of the performance of our business. EBITDA as presented herein is not necessarily comparable to similarly titled measures. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under generally accepted accounting principles, or GAAP. EBITDA does not represent net income, as that term is defined under GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, EBITDA is not intended to be a measure of free cash flow available for management or discretionary use as such measures do not consider certain cash requirements such as capital expenditures (including capitalized software expense), tax payments and debt service requirements. The following is a reconciliation of our EBITDA to net cash provided by operating activities and net income (loss), the GAAP measures we believe to be most directly comparable to EBITDA (in thousands):

	Successor	Predecessor
	UGS Corp.	UGS PLM
		Solutions Inc.
	Three	Three
	months ended	months ended
	March 31, 2005	March 31, 2004
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$46,554	$58,587
Benefit for deferred income taxes	(11,432)	(52,531)
Amortization of deferred financing fees	1,452	—
Equity compensation through retention plan	222	—
Other	740	2,195
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	11,000	(600)
Unrealized gain on foreign currency revaluation of derivative instruments	(7,606)	—
Changes in operating assets and liabilities	15,527	54,211
Interest expense	(21,163)	(1,209)
Benefit (provision) for income taxes	3,974	(11,708)

Net cash provided by operating activities	$39,268	$48,945

Reconciliation of EBITDA to net (loss) income:
EBITDA	$46,554	$58,587
Interest expense	(21,163)	(1,209)
Benefit (provision) for income taxes	3,974	(11,708)
Depreciation and amortization	(37,534)	(20,209)

Net (loss) income	$(8,169)	$25,461

Debt and Commitments

     Prior to our separation from EDS, we were a party to an intercompany credit agreement with EDS under which EDS lent us cash to fund daily cash requirements and under which we were required to lend EDS all of our excess cash. That agreement was terminated in connection with the acquisition of UGS

PLM Solutions Inc. Our principal historic sources of liquidity have been cash flow generated from operations and borrowings from EDS under the intercompany credit agreement. Our principal cash requirements were for working capital, capital expenditures and loans to EDS under the intercompany credit agreement.

     Following the acquisition of UGS PLM Solutions Inc., our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of March 31, 2005, we had approximately $109.8 million of borrowing availability under our revolving loan facility, which takes into consideration approximately $0.2 million of letters of credit outstanding on that date, and $15 million of available overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.

     Our debt structure consists of $550.0 million aggregate principal amount of our senior unsecured subordinated notes and our senior secured credit facility, consisting of (i) a $725.0 million term loan facility with a maturity on March 31, 2012, of which $500.0 million was outstanding as of March 31, 2005 and of which $225.0 million was drawn upon the closing of our acquisition of Tecnomatix on April 1, 2005 and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010.

     The borrowings under our senior secured credit facility bear interest at either a floating base rate or a LIBOR rate, in each case plus an applicable margin. The term loan currently carries an interest rate of LIBOR plus 2.0%. In addition to paying interest on outstanding principal under our senior secured credit facility, we pay a commitment fee (calculated in arrears) to the lenders under the revolving credit facility in respect of the unused revolving commitments, currently at a rate equal to 0.50% per annum.

     Beginning in June 2005, the term loan will begin to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. Subject to exceptions, our senior secured credit facility will require mandatory prepayments of the term loans with our annual excess cash flow (if any) and with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. The obligations under our senior secured credit facility are guaranteed by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.

     Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of IT spending and other factors, many of which are beyond our control. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Capital Expenditures

     Capital expenditures including capitalized software increased to $19.4 million for the three months ended March 31, 2005 from $15.7 million for the three months ended March 31, 2004. The increase is primarily due to a higher level of development activities resulting from the continuation of new product launches and enhancements and growth in the infrastructure of existing products. We expect to spend approximately $85.0 million in capital expenditures in fiscal 2005.

Historical Cash Flow

     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash provided by operating activities decreased compared to the prior period primarily due to the interest payments on our long-term debt.

     For the three months ended March 31, 2005, cash used in investing activities decreased $2.7 million. Although capital expenditures increased compared to the prior period, as discussed above, this increase was offset by cash received from EDS for the settlement of certain tax matters related to the acquisition of UGS PLM Solutions Inc.

     The change in cash flows from financing activities compared to the prior period is directly related to the impact of our new debt arrangements discussed above.

Off Balance Sheet Obligations

     We do not have any material off balance sheet obligations.

Inflation

     Historically, inflation has not had a material effect on our results of operations.

Seasonality

     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future. We have historically realized, and we expect to continue to realize, higher software revenue in the last two weeks of each fiscal quarter. A large portion of our annual software revenue is typically sold during the month of December, and our software revenue, total revenue, operating income and net income have generally been lower in the first quarter of a given year than in the fourth quarter of the preceding year.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     We are subject to inherent risks attributed to operating in a global economy. Although a sizeable portion of our revenue and costs are denominated in U.S. Dollars, we are exposed to the impact of exchange rate volatility between the U.S. Dollar and the subsidiaries’ functional currencies, primarily from the Euro and Pound Sterling. A devaluation in either of these currencies could have a negative impact on our operating results and cash flows.

     We are exposed to credit loss in the event of non-performance by the other party to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes.

     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of March 31, 2005, the following contracts were outstanding:

		Interest	Notional	Exchange
	Expiration	Rate	Value	Rate to € 1
			(in millions)
Pay fixed	December 15, 2014	9.0%	€59.9	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€48.1	1.2238
Receive fixed		9.08%

     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the three months ended March 31, 2005, there was no hedge ineffectiveness recorded in the statement of operations. Over the next twelve months, we do not expect any derivatives losses currently recorded in accumulated other comprehensive (loss) income to be reclassified into earnings.

Interest Rate Risk

     We are subject to interest rate risk for the variable interest rates on our $725.0 million secured term loan, which includes the $225.0 million drawn upon the closing of our acquisition of Tecnomatix, and our $125.0 million revolving credit facility. Assuming the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt would result in a $2.1 million change in annual interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

     The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 16th day of May, 2005.

/s/ Douglas E. Barnett

Douglas E. Barnett
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as Chief Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350