Form 10-Q
period 2005-06-30
UGS Corp.
filed 2005-08-15
CIK 1321033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
333-123664
(Commission File number)

UGS Corp.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2728894 (I.R.S. Employer Identification No.)
5800 Granite Parkway, Suite 600
Plano, TX 75024
(Address of principal executive offices, including zip code)
(972) 987-3000
(Telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2005, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 (Successor), for the period of April 1, 2004 through May 26, 2004 (Predecessor) and for the period of May 27, 2004 through June 30, 2004 (Successor)	1

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2005 (Successor), for the period of January 1, 2004 through May 26, 2004 (Predecessor) and for the period of May 27, 2004 through June 30, 2004 (Successor)	2

	Condensed Consolidated Balance Sheets as of June 30, 2005 (Successor) and as of December 31, 2004 (Successor)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Successor), for the period of January 1, 2004 through May 26, 2004 (Predecessor) and for the period of May 27, 2004 through June 30, 2004 (Successor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	50

Part II.	OTHER INFORMATION

Item 6.	Exhibits	50

	Signatures	51
Certification of President & Chief Executive Officer
Certification of Chief Financial Officer
Certifications of President and CEO and CFO

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	UGS Corp.		UGS PLM
			Solutions Inc.
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Revenue:
Software	$81,777	$40,470	$28,236
Maintenance	128,301	34,799	60,982
Services and other	74,932	26,705	33,942

Total revenue	285,010	101,974	123,160

Cost of revenue:
Software	5,944	2,476	1,517
Maintenance	14,495	5,379	6,777
Services and other	66,701	21,061	32,208
Amortization of capitalized software and acquired intangible assets	31,038	8,990	9,568

Total cost of revenue	118,178	37,906	50,070

Gross profit	166,832	64,068	73,090

Operating expenses:
Selling, general and administrative	110,410	31,923	57,277
Research and development	38,659	11,006	19,254
In-process research and development	4,100	50,819	—
Restructuring	1,774	—	—
Amortization of other intangible assets	8,739	3,524	1,000

Total operating expenses	163,682	97,272	77,531

Operating income (loss)	3,150	(33,204)	(4,441)
Interest expense and amortization of deferred financing fees	(25,216)	(7,956)	(812)
Other (expense) income, net	(8,583)	220	569

Loss before income taxes	(30,649)	(40,940)	(4,684)
Provision (benefit) for income taxes	(8,625)	3,748	(1,616)

Net loss	$(22,024)	$(44,688)	$(3,068)

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	UGS Corp.		UGS PLM
			Solutions Inc.
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Revenue:
Software	$154,896	$40,470	$100,780
Maintenance	239,908	34,799	163,012
Services and other	142,771	26,705	94,011

Total revenue	537,575	101,974	357,803

Cost of revenue:
Software	10,400	2,476	7,163
Maintenance	27,858	5,379	21,177
Services and other	122,697	21,061	81,259
Amortization of capitalized software and acquired intangible assets	57,224	8,990	23,540

Total cost of revenue	218,179	37,906	133,139

Gross profit	319,396	64,068	224,664

Operating expenses:
Selling, general and administrative	205,579	31,923	136,817
Research and development	74,640	11,006	52,851
In-process research and development	4,100	50,819	—
Restructuring	1,774	—	—
Amortization of other intangible assets	16,309	3,524	2,500

Total operating expenses	302,402	97,272	192,168

Operating income (loss)	16,994	(33,204)	32,496
Interest expense and amortization of deferred financing fees	(46,379)	(7,956)	(2,021)
Other (expense) income, net	(13,407)	220	2,010

(Loss) income before income taxes	(42,792)	(40,940)	32,485
Provision (benefit) for income taxes	(12,599)	3,748	10,092

Net (loss) income	$(30,193)	$(44,688)	$22,393

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Successor
	June 30,	December 31,
	2005	2004
Assets:
Current assets
Cash and cash equivalents	$73,074	$58,400
Accounts receivable, net	238,291	233,180
Prepaids and other	19,945	23,869
Deferred income taxes	56,978	62,890

Total current assets	388,288	378,339

Property and equipment, net	36,651	33,751
Goodwill	1,429,655	1,317,948
Capitalized and acquired software, net	493,620	435,816
Customer accounts, net	216,032	217,961
Other intangible assets, net	146,880	116,501
Other assets	42,252	42,696

Total assets	$2,753,378	$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$164,608	$150,290
Deferred revenue	157,867	110,027
Income taxes payable	299	337
Current portion of long-term debt	—	5,000

Total current liabilities	322,774	265,654

Other long-term liabilities	47,255	41,011
Deferred income taxes	221,170	217,122
Long-term debt	1,243,719	1,049,623

Stockholder’s equity
Common stock, $ .01 par value, 3,000 shares authorized; 100 issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,005,439	1,005,479
Retained deficit	(71,329)	(41,136)
Accumulated other comprehensive (loss) income, net of tax	(15,650)	5,259

Total stockholder’s equity	918,460	969,602

Total liabilities and stockholder’s equity	$2,753,378	$2,543,012

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	UGS Corp.		UGS PLM
			Solutions Inc.
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Cash flows from operating activities
Net (loss) income	$(30,193)	$(44,688)	$22,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit for deferred income taxes	(25,740)	(3,640)	(47,410)
Depreciation and amortization	81,403	14,005	33,471
In-process research and development	4,100	50,819	—
Amortization of deferred financing fees	2,842	486	—
Stock-based compensation	154	—	—
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	23,486	(535)	2,362
Unrealized gain on foreign currency revaluation of derivative instruments	(16,965)	—	—
Other	2,239	672	2,277
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,385	(5,304)	13,062
Prepaids and other	6,466	(1,170)	3,357
Accounts payable and accrued liabilities	(10,894)	9,262	(8,319)
Deferred revenue	46,982	7,479	32,479
Income taxes payable	(1,000)	4,144	22,520
Other long-term liabilities	(164)	190	1,777

Total adjustments	117,294	76,408	55,576

Net cash provided by operating activities	87,101	31,720	77,969

Cash flows from investing activities
Acquisitions, net of cash acquired	(218,392)	(2,039,703)	—
Cash received from prior parent for acquisition related tax matters	8,054	—	—
Payments for purchases of property and equipment	(5,804)	(721)	(4,342)
Capitalized software costs	(39,445)	(6,336)	(24,753)
Proceeds from sale of marketable securities	23,194	—	—
Other	(62)	(19)	456

Net cash used in investing activities	(232,455)	(2,046,779)	(28,639)

Cash flows from financing activities
Payments under intercompany credit agreement, net	—	—	(60,986)
Proceeds from revolver credit line	81,351	49,056	—
Payments on revolver credit line	(87,351)	—	—
Proceeds from note payable	6,802	—	—
Payments on note payable	(2,773)	—	—
Proceeds from bank notes and bonds, net	234,094	1,013,369	—
Payments on bank notes and bonds	(69,351)	—	—
Capital contributed by parent	508	1,001,502	—

Net cash provided by (used in) financing activities	163,280	2,063,927	(60,986)

Effect of exchange rates on cash and cash equivalents	(3,252)	69	(196)

Net increase (decrease) in cash and cash equivalents	14,674	48,937	(11,852)
Cash and cash equivalents at beginning of period	58,400	28,462	40,314

Cash and cash equivalents at end of period	$73,074	$77,399	$28,462

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
     The condensed consolidated statement of operations and condensed consolidated statement of cash flows are presented in two periods: Predecessor and Successor, which relate to the period preceding the acquisition of UGS PLM Solutions Inc. and the period succeeding the acquisition, respectively. During 2004, the Predecessor period is from January 1, 2004 through May 26, 2004. The Successor period is from May 27, 2004 through June 30, 2004 and from January 1, 2005 through June 30, 2005.
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
Note 2: Acquisition
Tecnomatix Technologies, Ltd. Acquisition
     On April 1, 2005, the Company acquired all of the stock of Tecnomatix Technologies, Ltd. (“Tecnomatix”) for $218.4 million, net of cash acquired. The acquisition allows the Company to expand its suite of software solutions in the product lifecycle management (“PLM”) industry with Tecnomatix’s digital manufacturing software solutions. Prior to the acquisition, the Company had a cross licensing and marketing agreement to market and distribute Tecnomatix products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly the operating results have been included in the Company’s results of operations from the

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
date of acquisition. The purchase price was preliminarily allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the purchase price over the fair values was recorded as goodwill, a portion of which is expected to be deductible for federal tax purposes.
     In connection with the acquisition of Tecnomatix, the Company recorded a pre-tax charge relating to the write-off of acquired in-process research and development of $4.1 million. At the date of the acquisition, the research and development projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 25% to 90% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using a discount rate of 15%. This discount rate was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the costs and complexity of the work completed to date and to be completed and other risks associated with completing the development.
     The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the acquisition of Tecnomatix (dollars in thousands, life in years):

		Intangibles
		Weighted-
		Average
		Useful
	Amount	Life
Working capital and other	$(75,580)
Fixed assets	4,351
Intangibles:
Software	70,500	5.0
Customer accounts	10,400	4.0
Maintenance agreements	33,400	10.0
Noncompete agreement	4,600	2.0
Trademarks/tradenames	2,500	7.0
Acquired in-process research and development	4,100
Goodwill	164,121

Total purchase price	$218,392

     As this acquisition is immaterial to the Company’s consolidated financial statements, pro forma results of operations are not presented.
     The purchase price allocation for the acquisition may change for up to one year subsequent to the acquisition date due to customary adjustments based on the final determination of the valuation of certain assets and liabilities that existed at the time of acquisition. These adjustments are not expected to be material to the Company’s consolidated financial statements.
Note 3: Stock-Based Compensation
     The Company recognizes compensation cost associated with its stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. The Company records stock-based compensation over the vesting period for the difference between the fair market value of an award at the date of grant and the purchase or exercise price of the share. During the six months ended June 30, 2005, the Company granted stock options with exercise prices below the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which will be recognized as compensation expense over the five-year vesting period. For the six months ended June 30, 2005, stock-based compensation expense recorded by the Company was $0.2 million.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
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

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Net (loss) income
As reported	$(22,024)	$(44,688)	$(3,068)
Add: Total stock-based employee compensation expense included in reported net loss under APB Opinion No. 25, net of related tax effects	96	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(147)	(500)	(620)

Pro forma	$(22,075)	$(45,188)	$(3,688)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Net (loss) income
As reported	$(30,193)	$(44,688)	$22,393
Add: Total stock-based employee compensation expense included in reported net loss under APB Opinion No. 25, net of related tax effects	96	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(263)	(500)	(2,040)

Pro forma	$(30,360)	$(45,188)	$20,353

     The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Expected term (in years)	5.5	5.5	2.9
Dividend yields	0%	0%	3.13%
Expected volatility	0%	0%	37.7%
Risk-free interest rate	4.01%	3.69%	2.84%

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Expected term (in years)	5.5	5.5	3.4
Dividend yields	0%	0%	1.73%
Expected volatility	0%	0%	39.84%
Risk-free interest rate	3.97%	3.69%	3.8%
Note 4: Property and Equipment
     Property and equipment is stated net of accumulated depreciation of $14.6 million at June 30, 2005 (Successor) and $8.4 million at December 31, 2004 (Successor). The following is a summary of depreciation expense (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Depreciation expense	$3,243	$1,222	$2,410

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Depreciation expense	$6,269	$1,222	$6,298
Note 5: Goodwill
     The following summarizes the changes in goodwill by segment for the six months ended June 30, 2005 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2004 (Successor)	$492,115	$447,282	$378,551	$1,317,948
UGS PLM Solutions Inc. purchase price allocation adjustments	506	402	390	1,298
D-Cubed, Ltd. purchase price allocation adjustments	—	(1,040)	—	(1,040)
Recording of goodwill for acquisition of Tecnomatix	51,643	106,530	5,948	164,121
Impact of foreign currency translation	—	(52,672)	—	(52,672)

Balance as of June 30, 2005 (Successor)	$544,264	$500,502	$384,889	$1,429,655

     The purchase price allocation adjustments for the acquisition of UGS PLM Solutions Inc. are primarily comprised of acquisition related tax matters.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
Note 6: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2005, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		June 30, 2005 (Successor)
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$74,760	$3,538	$71,222
Acquired software	5.0	527,500	105,102	422,398
Customer accounts	10.0	242,273	26,241	216,032
Maintenance agreements	10.0	110,039	9,242	100,797
Noncompete agreements	2.0	11,460	4,292	7,168
Trademarks/tradenames	7.0	45,786	6,871	38,915

Total other intangible assets		$1,011,818	$155,286	$856,532

		December 31, 2004 (Successor)
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$35,314	$828	$34,486
Acquired software	5.0	456,614	55,284	401,330
Customer accounts	10.0	231,873	13,912	217,961
Maintenance agreements	10.0	76,639	4,574	72,065
Noncompete agreements	2.0	6,860	2,021	4,839
Trademarks/tradenames	7.0	43,286	3,689	39,597

Total other intangible assets		$850,586	$80,308	$770,278

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Capitalized software	$1,601	$—	$5,823
Acquired software	26,001	8,878	3,838
Acquired and other intangible assets	13,024	3,905	1,179

Total amortization expense	$40,626	$12,783	$10,840

Amortization of certain acquired software allocated to operating expense	$849	$269	$272

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Capitalized software	$2,712	$—	$14,038
Acquired software	48,478	8,878	9,595
Acquired and other intangible assets	23,944	3,905	3,540

Total amortization expense	$75,134	$12,783	$27,173

Amortization of certain acquired software allocated to operating expense	$1,601	$269	$1,133

     Estimated amortization expense related to intangible assets at June 30, 2005, for the remainder of 2005 and for each of the years in the five year period ending December 31, 2010 and thereafter is: remainder of 2005—$85.8 million; 2006—$177.9 million; 2007—$172.9 million; 2008—$162.4 million; 2009—$92.0 million, 2010—$44.1 million and all remaining years—$121.4 million.
Note 7: Restructuring Activities
     The following table summarizes activity in the restructuring accruals for the six months ended June 30, 2005 (in thousands):

	Stock	Employee	Exit
	Related	Separations	Costs	Total
Balance at December 31, 2004 (Successor)	$40	$—	$11,869	$11,909
Additions for Tecnomatix acquisition	—	7,500	6,010	13,510
Cash payments	—	(254)	(712)	(966)
Reduction of accrual	(40)	—	—	(40)

Balance at June 30, 2005 (Successor)	$—	$7,246	$17,167	$24,413

     The December 31, 2004 balance for exit costs resulted from restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company also added to the restructuring accrual in 2002 for activities associated with SDRC. The majority of these balances were included in the fair value of assets and liabilities as of the respective purchase date. As such, the charges were not recognized in the statement of operations.
     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $7.5 million. The reductions consisted of individuals employed throughout the Company in selling, general and administrative, and research and development positions. The Company estimates the workforce reduction costs will be substantially paid by January 2006. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.0 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $5.7 million for workforce reductions and $6.0 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the three months ended June 30, 2005.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
Note 8: Debt
     Debt as of June 30, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (521.7 million yen)	$4,719
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	689,000

Total long-term debt	1,243,719
Less current portion	—

Total long-term debt, less current portion	$1,243,719

     Debt as of December 31, 2004, prior to the amendment to the senior secured credit facility discussed below, consisted of the following (in thousands):

Note payable, due December 31, 2014 (115.0 million yen)	$1,123
Revolving credit facility, due May 27, 2010, LIBOR plus 2.50%	6,000
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due May 27, 2011, LIBOR plus 2.25%	497,500

Total long-term debt	1,054,623
Less current portion	(5,000)

Total long-term debt, less current portion	$1,049,623

Senior Secured Credit Facility Refinancing
     In February 2005, the Company completed a refinancing of its term loan that extended the maturity date to March 31, 2012 and the margin the Company pays on the term loan is now charged based on the consolidated leverage ratio in the credit agreement. Based on the most recent calculation, this margin is 2.00%. The refinancing also provided for an additional $225.0 million of principal, which was drawn upon the closing of the acquisition of Tecnomatix, in April 2005. In addition, the Company’s annual limit for capital expenditures was increased $10.0 million per annum through the maturity of the term loan.
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
Note 9: Income Taxes
     Income taxes related to the Company for the Predecessor period are allocated as if they were calculated on a separate return basis. The provision (benefit) for income taxes is summarized as follows (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Current	$5,683	$7,387	$(6,737)
Deferred	(14,308)	(3,639)	5,121

Total	$(8,625)	$3,748	$(1,616)

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Current	$13,141	$7,387	$57,502
Deferred	(25,740)	(3,639)	(47,410)

Total	$(12,599)	$3,748	$10,092

     (Loss) income before income taxes includes the following components (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
U.S. (loss) income	$(7,656)	$(44,690)	$19,850
Non-U.S. income	(22,993)	3,750	(24,534)

Total	$(30,649)	$(40,940)	$(4,684)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
U.S. (loss) income	$(29,606)	$(44,690)	$13,466
Non-U.S. income	(13,186)	3,750	19,019

Total	$(42,792)	$(40,940)	$32,485

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
     The tax benefits for the reporting period ended June 30, 2005 were determined on the year-to-date method based on the assessment of the Company’s annual effective tax rate (“ETR”) and the forecasted annual tax position of the Company for 2005 which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the three and six month periods ended June 30, 2005 deviates from the statutory rate primarily because of (i) the in-process research and development charge associated with the Tecnomatix acquisition and (ii) valuation allowance movements. The ETR for the six months ended June 30, 2004 deviates from the statutory rate primarily because of the in-process research and development charge associated with the acquisition of UGS PLM Solutions Inc.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
Note 10: Pension Benefits of Certain Foreign Subsidiaries
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
     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the six months ended June 30, 2005 (in thousands):

Service cost	$1,382
Interest cost	423
Expected return on plan assets	(112)
Amortization of net actuarial loss	28

Net periodic benefit cost	$1,721

Predecessor Period
     During the Predecessor period of January 1, 2004 through May 26, 2004, the Company’s worldwide employees participated in a number of qualified and non-qualified pension plans of EDS (the “EDS Plans”). In conjunction with separation from EDS, only certain foreign plans remained with the Company with all other plans remaining as part of EDS. Any future activity on the EDS Plans will have no impact on the financial position, operating results or cash flows of the Company. Information on net periodic benefit cost is not available for the Predecessor period of January 1, 2004 through May 26, 2004.
Note 11: Segment Information
     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe and Asia Pacific. The Company’s business involves operations in principally one industry segment: providing PLM software and services to various industries.
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

Revenue	Americas	Europe	Asia Pacific	Total
Three months ended June 30, 2005 (Successor)
Software	$30,891	$31,106	$19,780	$81,777
Maintenance	52,902	51,139	24,260	128,301
Services and other	40,468	28,486	5,978	74,932

Total revenue	$124,261	$110,731	$50,018	$285,010

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)

Revenue	Americas	Europe	Asia Pacific	Total
Period of May 27, 2004 through June 30, 2004 (Successor)
Software	$13,893	$14,029	$12,548	$40,470
Maintenance	13,309	13,124	8,366	34,799
Services and other	15,822	9,075	1,808	26,705

Total revenue	$43,024	$36,228	$22,722	$101,974

Period of April 1, 2004 through May 26, 2004 (Predecessor)
Software	$9,464	$11,918	$6,854	$28,236
Maintenance	27,454	23,909	9,619	60,982
Services and other	21,453	11,108	1,381	33,942

Total revenue	$58,371	$46,935	$17,854	$123,160

Revenue	Americas	Europe	Asia Pacific	Total
Six months ended June 30, 2005 (Successor)
Software	$56,169	$57,565	$41,162	$154,896
Maintenance	100,791	92,264	46,853	239,908
Services and other	76,462	53,698	12,611	142,771

Total revenue	$233,422	$203,527	$100,626	$537,575

Period of January 1, 2004 through May 26, 2004 (Predecessor)
Software	$36,766	$36,347	$27,667	$100,780
Maintenance	69,885	62,765	30,362	163,012
Services and other	55,229	31,811	6,971	94,011

Total revenue	$161,880	$130,923	$65,000	$357,803

Operating Income	Americas	Europe	Asia Pacific	Total
Three months ended June 30, 2005 (Successor)	$54,535	$44,429	$23,983	$122,947

Period of May 27, 2004 through June 30, 2004 (Successor)	$19,197	$17,829	$14,562	$51,588

Period of April 1, 2004 through May 26, 2004 (Predecessor)	$21,138	$14,121	$5,791	$41,050

Operating Income	Americas	Europe	Asia Pacific	Total
Six months ended June 30, 2005 (Successor)	$100,071	$82,838	$52,638	$235,547

Period of January 1, 2004 through May 26, 2004 (Predecessor)	$64,060	$50,884	$33,212	$148,156

Accounts Receivable	Americas	Europe	Asia Pacific	Total
As of June 30, 2005 (Successor)	$85,169	$105,440	$47,682	$238,291

As of December 31, 2004 (Successor)	$79,371	$108,356	$45,453	$233,180
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Total operating income for reportable segments	$122,947	$51,588	$41,050
Research and development	(38,659)	(11,006)	(19,254)
In-process research and development	(4,100)	(50,819)	—
Restructuring	(1,774)	—	—
Amortization of capitalized and acquired software and other intangible assets	(39,777)	(12,514)	(10,568)
Corporate and unallocated costs	(35,487)	(10,453)	(15,669)

Operating income (loss)	$3,150	$(33,204)	$(4,441)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Total operating income for reportable segments	$235,547	$51,588	$148,156
Research and development	(74,640)	(11,006)	(52,851)
In-process research and development	(4,100)	(50,819)	—
Restructuring	(1,774)	—	—
Amortization of capitalized and acquired software and other intangible assets	(73,533)	(12,514)	(26,040)
Corporate and unallocated costs	(64,506)	(10,453)	(36,769)

Operating income (loss)	$16,994	$(33,204)	$32,496

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
Total Revenue:	June 30, 2005	June 30, 2004	May 26, 2004
United States	$116,709	$40,297	$55,011
Germany	37,447	7,744	15,677
Japan	24,786	9,540	10,755
All Other	106,068	44,393	41,717

Total	$285,010	$101,974	$123,160

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
Total Revenue:	June 30, 2005	June 30, 2004	May 26, 2004
United States	$219,898	$40,297	$152,253
Germany	65,579	7,744	42,309
Japan	54,923	9,540	38,828
All Other	197,175	44,393	124,413

Total	$537,575	$101,974	$357,803

	Successor
	June 30,	December 31,
Net Property, Plant and Equipment:	2005	2004
United States	$23,094	$22,798
Germany	1,002	768
Japan	1,966	774
All Other	10,589	9,411

Total	$36,651	$33,751

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
Note 12: Commitments and Contingencies
Legal Proceedings
     The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
Guarantees
     The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in the preparation of these financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its software license agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable. The Company incurred no significant losses related to such indemnifications or guarantees during the three and six months ended June 30, 2005 and 2004.
Note 13: Comprehensive (Loss) Income
     The following table presents the calculation of comprehensive (loss) income (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Net loss	$(22,024)	$(44,688)	$(3,068)
Currency translation adjustments, net of taxes	(15,309)	(23)	(1,737)
Change in fair value of derivative instruments, net of taxes	1,819	—	—
Change in minimum pension liability	—	—	(1,136)

Comprehensive loss	$(35,514)	$(44,711)	$(5,941)

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Net (loss) income	$(30,193)	$(44,688)	$22,393
Currency translation adjustments, net of taxes	(21,531)	(23)	(3,390)
Change in fair value of derivative instruments, net of taxes	622	—	—
Change in minimum pension liability	—	—	(651)

Comprehensive (loss) income	$(51,102)	$(44,711)	$18,352

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
(Continued)
Note 14: Recent Accounting Pronouncements
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
Note 15: Financial Statements of Guarantors
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$25,920	$140	$55,717	$—		$81,777
Maintenance	48,283	109	79,909	—		128,301
Services and other	37,904	44,839	36,964	(44,775	)(a)	74,932

Total revenue	112,107	45,088	172,590	(44,775)		285,010

Cost of revenue:
Software	1,801	50	4,093	—		5,944
Maintenance	5,493	12	8,990	—		14,495
Services and other	28,096	26	83,354	(44,775	)(a)	66,701
Amortization of capitalized software and acquired intangible assets	11,329	14,010	5,699	—		31,038

Total cost of revenue	46,719	14,098	102,136	(44,775)		118,178

Gross profit	65,388	30,990	70,454	—		166,832

Operating expenses:
Selling, general and adminstrative	49,158	629	60,623	—		110,410
Research and development	38,659	—	—	—		38,659
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774	—		1,774
Amortization of other intangibles assets	2,623	—	6,116	—		8,739

Total operating expenses	90,440	629	72,613	—		163,682

Operating (loss) income	(25,052)	30,361	(2,159)	—		3,150
Interest expense and amortization of deferred financing fees	(24,202)	12,416	(13,430)	—		(25,216)
Other income (expense), net	1,490	(9,389)	(684)	—		(8,583)

(Loss) income before income taxes	(47,764)	33,388	(16,273)	—		(30,649)
Provision (benefit) for income taxes	(14,615)	11,686	(5,696)	—		(8,625)

Net (loss) income	$(33,149)	$21,702	$(10,577)	$—		$(22,024)

(a) —	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	For the period of May 27, 2004 through June 30, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$12,755	$421	$27,294	$—		$40,470
Maintenance	12,080	74	22,645	—		34,799
Services and other	15,487	11,228	11,176	(11,186	) (a)	26,705

Total revenue	40,322	11,723	61,115	(11,186)		10,974

Cost of revenue:
Software	812	113	1,551	—		2,476
Maintenance	1,984	5	3,390	—		5,379
Services and other	11,700	20	20,527	(11,186	) (a)	21,061
Amortization of capitalized software and acquired intangible assets	3,163	5,448	379	—		8,990

Total cost of revenue	17,659	5,586	25,847	(11,186)		37,906

Gross profit	22,663	6,137	35,268	—		64,068

Operating expenses:
Selling, general and adminstrative	16,533	1,477	13,913	—		31,923
Research and development	11,006	—	—	—		11,006
In-process research and development	50,200	—	619	—		50,819
Amortization of other intangibles assets	1,640	—	1,884	—		3,524

Total operating expenses	79,379	1,477	16,416	—		97,272

Operating (loss) income	(56,716)	4,660	18,852	—		(33,204)
Interest (expense) income and amortization of deferred financing fees	(7,958)	3,716	(3,714)	—		(7,956)
Other income (expense), net	5,717	(3,759)	(1,738)	—		220

(Loss) income before income taxes	(58,957)	4,617	13,400	—		(40,940)
Provision for income taxes	(2,558)	1,616	4,690	—		3,748

Net (loss) income	$(56,399)	$3,001	$8,710	$—		$(44,688)

(a)	— Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	For the period of April 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$8,607	$(29)	$19,658	$—		$28,236
Maintenance	25,207	(13)	35,788	—		60,982
Services and other	20,900	40,440	12,992	(40,390	) (a)	33,942

Total revenue	54,714	40,398	68,438	(40,390)		123,160

Cost of revenue:
Software	1,581	(265)	201	—		1,517
Maintenance	2,141	21	4,615	—		6,777
Services and other	16,750	(20)	55,868	(40,390	) (a)	32,208
Amortization of capitalized software and acquired intangible assets	9,568	—	—	—		9,568

Total cost of revenue	30,040	(264)	60,684	(40,390)		50,070

Gross profit	24,674	40,662	7,754	—		73,090

Operating expenses:
Selling, general and adminstrative	26,558	(1,335)	32,054	—		57,277
Research and development	15,978	1,924	1,352	—		19,254
Amortization of other intangibles assets	1,000	—	—	—		1,000

Total operating expenses	43,536	589	33,406	—		77,531

Operating (loss) income	(18,862)	40,073	(25,652)	—		(4,441)
Interest (expense) income and amortization of deferred financing fees	(833)	—	21			(812)
Other income (expense), net	(184)	1,444	(691)	—		569

(Loss) income before income taxes	(19,879)	41,517	(26,322)	—		(4,684)
Provision (benefit) for income taxes	(6,934)	14,531	(9,213)	—		(1,616)

Net (loss) income	$(12,945)	$26,986	$(17,109)	$—		$(3,068)

(a)	— Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Six months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$49,721	$410	$104,765	$—		$154,896
Maintenance	92,394	246	147,268	—		239,908
Services and other	73,021	89,303	69,672	(89,225	) (a)	142,771

Total revenue	215,136	89,959	321,705	(89,225)		537,575

Cost of revenue:
Software	4,050	152	6,198	—		10,400
Maintenance	10,372	42	17,444	—		27,858
Services and other	55,603	26	156,293	(89,225	) (a)	122,697
Amortization of capitalized software and acquired intangible assets	22,170	28,020	7,034	—		57,224

Total cost of revenue	92,195	28,240	186,969	(89,225)		218,179

Gross profit	122,941	61,719	134,736	—		319,396

Operating expenses:
Selling, general and adminstrative	96,577	1,287	107,715	—		205,579
Research and development	74,640	—	—	—		74,640
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774			1,774
Amortization of other intangibles assets	5,245	—	11,064	—		16,309

Total operating expenses	176,462	1,287	124,653	—		302,402

Operating (loss) income	(53,521)	60,432	10,083	—		16,994
Interest expense and amortization of deferred financing fees	(46,215)	28,997	(29,161)	—		(46,379)
Other (expense) income, net	(535)	(12,711)	(161)	—		(13,407)

(Loss) income before income taxes	(100,271)	76,718	(19,239)	—		(42,792)
Provision (benefit) for income taxes	(32,716)	26,851	(6,734)	—		(12,599)

Net (loss) income	$(67,555)	$49,867	$(12,505)	$—		$(30,193)

(a)	— Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	For the period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$33,411	$1,609	$65,760	$—		$100,780
Maintenance	63,974	204	98,834	—		163,012
Services and other	53,866	73,969	40,095	(73,919	) (a)	94,011

Total revenue	151,251	75,782	204,689	(73,919)		357,803

Cost of revenue:
Software	3,937	275	2,951	—		7,163
Maintenance	7,709	51	13,417	—		21,177
Services and other	43,487	(1)	111,692	(73,919	) (a)	81,259
Amortization of capitalized software and acquired intangible assets	23,540	—	—	—		23,540

Total cost of revenue	78,673	325	128,060	(73,919)		133,139

Gross profit	72,578	75,457	76,629	—		224,664

Operating expenses:
Selling, general and adminstrative	78,282	439	58,096	—		136,817
Research and development	48,685	3,084	1,082	—		52,851
Amortization of other intangibles assets	2,500	—	—	—		2,500

Total operating expenses	129,467	3,523	59,178	—		192,168

Operating (loss) income	(56,889)	71,934	17,451	—		32,496
Interest (expense) income, net	(2,070)	—	49	—		(2,021)
Other (expense) income, net	395	2,042	(427)	—		2,010

(Loss) income before income taxes	(58,564)	73,976	17,073	—		32,485
(Benefit) provision for income taxes	(21,775)	25,891	5,976	—		10,092

Net (loss) income	$(36,789)	$48,085	$11,097	$—		$22,393

(a)	— Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(42)	$1,602	$71,514	$—		$73,074
Accounts receivable, net	74,404	300	163,587	—		238,291
Prepaids and other	10,389	—	9,556	—		19,945
Deferred income taxes	56,978	—	—	—		56,978

Total current assets	141,729	1,902	244,657	—		388,288

Property and equipment, net	21,611	—	15,040	—		36,651
Goodwill	326,966	542,785	559,904	—		1,429,655
Capitalized and acquired software, net	201,670	218,712	73,238	—		493,620
Customer accounts, net	81,371	—	134,661	—		216,032
Other intangible assets, net	50,201	—	96,679	—		146,880
Intercompany balances	70,402	383,099	(891)	(452,610	)(b)	—
Other assets	732,327	—	5,472	(695,547	)(a)	42,252

Total assets	$1,626,277	$1,146,498	$1,128,760	$(1,148,157)		$2,753,378

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$70,279	$429	$93,900	$—		$164,608
Deferred revenue	65,092	713	92,062	—		157,867
Income taxes payable	—	—	299	—		299
Intercompany balances	—	—	452,610	(452,610	)(b)	—

Total current liabilities	135,371	1,142	638,871	(452,610)		322,774

Other long-term liabilities	—	8,469	38,786	—		47,255
Deferred income taxes	38,330	76,550	106,290	—		221,170
Long-term debt	1,239,000	—	4,719	—		1,243,719

Total stockholder’s equity	213,576	1,060,337	340,094	(695,547	)(a)	918,460

Total liabilities and stockholder’s equity	$1,626,277	$1,146,498	$1,128,760	$(1,148,157)		$2,753,378

(a)	— Elimination of investment in guarantor subsidiary.

(b)	— Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(1,951)	$251	$60,100	$—		$58,400
Accounts receivable, net	74,211	1,980	156,989	—		233,180
Prepaids and other	14,458	220	9,191	—		23,869
Deferred income taxes	60,978	—	1,912	—		62,890

Total current assets	147,696	2,451	228,192	—		378,339

Property and equipment, net	21,884	—	11,867	—		33,751
Goodwill	325,681	542,785	449,482	—		1,317,948
Capitalized and acquired software, net	182,737	246,732	6,347	—		435,816
Customer accounts, net	85,941	—	132,020	—		217,961
Other intangible assets, net	54,073	—	62,428	—		116,501
Intercompany credit agreement	70,888	205,734	—	(276,622	) (b)	—
Other assets	592,688	—	5,874	(555,866	) (a)	42,696

Total assets	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$67,243	$325	$82,722	$—		$150,290
Deferred revenue	49,376	1,242	59,409	—		110,027
Income taxes payable	—	—	337	—		337
Intercompany credit agreement	—	—	276,622	(276,622	) (b)	—
Current portion of long-term debt	5,000	—	—	—		5,000

Total current liabilities	121,619	1,567	419,090	(276,622)		265,654

Other long-term liabilities	—	26,390	14,621	—		41,011
Deferred income taxes	63,736	86,357	67,029	—		217,122
Long-term debt	1,048,500	—	1,123	—		1,049,623

Total stockholder’s equity	247,733	883,388	394,347	(555,866	) (a)	969,602

Total liabilities and stockholder’s equity	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

(a)	— Elimination of investment in guarantor subsidiary.

(b)	— Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(67,555)	$49,867	$(12,505)	$(30,193)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(9,599)	(9,807)	(6,334)	(25,740)
Depreciation and amortization	32,881	28,020	20,502	81,403
Amortization of deferred financing fees	2,842	—	—	2,842
In-process research and development	—	—	4,100	4,100
Stock-based compensation	154	—	—	154
Other	588	9	1,642	2,239
Unrealized gain on foreign currency revaluation of derivative instruments	—	(16,965)	—	(16,965)
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	23,486	23,486
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(90)	1,671	2,804	4,385
Prepaids and other	5,463	220	783	6,466
Accounts payable and accrued liabilities	3,050	104	(14,048)	(10,894)
Deferred revenue	13,180	(529)	34,331	46,982
Income taxes payable	—	—	(1,000)	(1,000)
Other long-term liabilities	—	—	(164)	(164)

Total adjustments	48,469	2,723	66,102	117,294

Net cash (used in) provided by operating activities	(19,086)	52,590	53,597	87,101

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(218,392)	(218,392)
Cash received from prior parent for acquisition related tax matters	8,054	—	—	8,054
Payments for purchases of property and equipment	(3,795)	—	(2,009)	(5,804)
Capitalized software costs	(38,501)	—	(944)	(39,445)
Proceeds from sale of marketable securities	—	—	23,194	23,194
Other	(1,762)	280	1,420	(62)

Net cash (used in) provided by investing activities	(36,004)	280	(196,731)	(232,455)

Cash flows from financing activities
Intercompany borrowings (payments)	(126,710)	(51,519)	178,229	—
Proceeds from revolver credit line	81,351	—	—	81,351
Payments on revolver credit line	(87,351)	—	—	(87,351)
Proceeds from notes payable	—	—	6,802	6,802
Payments on notes payable	—	—	(2,773)	(2,773)
Proceeds from bank notes and bonds, net	225,201	—	8,893	234,094
Payments on bank notes and bonds	(36,000)	—	(33,351)	(69,351)
Capital contributed by parent	508	—	—	508

Net cash provided by (used in) financing activities	56,999	(51,519)	157,800	163,280

Effect of exchange rates on cash and cash equivalents	—	—	(3,252)	(3,252)

Net increase in cash and cash equivalents	1,909	1,351	11,414	14,674
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$(42)	$1,602	$71,514	$73,074

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	For the period of May 27, 2004 through June 30, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(56,400)	$3,001	$8,711	$(44,688)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for deferred income taxes	(941)	(1,907)	(792)	(3,640)
Depreciation and amortization	5,884	5,448	2,673	14,005
Amortization of deferred financing fees	486	—	—	486
In-process research and development	50,200	—	619	50,819
Other	127	—	545	672
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(535)	(535)
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(6,589)	653	632	(5,304)
Prepaids and other	4,517	—	(5,687)	(1,170)
Accounts payable and accrued liabilities	(5,036)	4,332	9,966	9,262
Deferred revenue	996	(273)	6,756	7,479
Income taxes payable	—	—	4,144	4,144
Other long-term liabilities	—	—	190	190

Total adjustments	49,644	8,253	18,511	76,408

Net cash (used in) provided by operating activities	(6,756)	11,254	27,222	31,720

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,039,703)	—	—	(2,039,703)
Payments for purchases of property and equipment	(183)	—	(538)	(721)
Capitalized software costs	(6,336)	—	—	(6,336)
Other	(1,585)	—	1,566	(19)

Net cash (used in) provided by investing activities	(2,047,807)	—	1,028	(2,046,779)

Cash flows from financing activities
Intercompany borrowings (payments)	(2,714)	(9,995)	12,709	—
Proceeds from revolver credit line	49,056	—	—	49,056
Proceeds from bank notes and bonds, net	1,013,369	—	—	1,013,369
Capital contributed by parent	1,001,502	—	—	1,001,502

Net cash provided by (used in) financing activities	2,061,213	(9,995)	12,709	2,063,927

Effect of exchange rates on cash and cash equivalents	—	—	69	69

Net increase in cash and cash equivalents	6,650	1,259	41,028	48,937
Cash and cash equivalents at beginning of period	741	—	27,721	28,462

Cash and cash equivalents at end of period	$7,391	$1,259	$68,749	$77,399

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	For the period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(36,789)	$48,085	$11,097	$22,393
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(47,410)	—	—	(47,410)
Depreciation and amortization	30,921	—	2,550	33,471
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	—	—	2,362	2,362
Other	376	570	1,331	2,277
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	21,080	1,162	(9,180)	13,062
Prepaids and other	(2,635)	37	5,955	3,357
Accounts payable and accrued liabilities	(12,260)	(425)	4,366	(8,319)
Deferred revenue	6,864	(712)	26,327	32,479
Income taxes payable	—	—	22,520	22,520
Other long-term liabilities	—	—	1,777	1,777

Total adjustments	(3,064)	632	58,008	55,576

Net cash (used in) provided by operating activities	(39,853)	48,717	69,105	77,969

Cash flows from investing activities
Purchases of property and equipment	(2,997)	—	(1,345)	(4,342)
Capitalized software costs	(24,753)	—	—	(24,753)
Other	(922)	—	1,378	456

Net cash (used in) provided by investing activities	(28,672)	—	33	(28,639)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	74,764	(49,371)	(86,379)	(60,986)

Net cash provided by (used in) financing activities	74,764	(49,371)	(86,379)	(60,986)

Effect of exchange rates on cash and cash equivalents	—	—	(196)	(196)

Net increase (decrease) in cash and cash equivalents	6,239	(654)	(17,437)	(11,852)
Cash and cash equivalents at beginning of period	(5,498)	654	45,158	40,314

Cash and cash equivalents at end of period	$741	$—	$27,721	$28,462

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
Basis of Presentation
     Our condensed consolidated financial statements for the Predecessor period ended May 26, 2004 were prepared using our historical basis of accounting. As a result of the acquisition of UGS PLM Solutions Inc. on May 27, 2004, a new basis of accounting began on May 27, 2004. We have prepared our discussion of the results of operations by comparing the three and six months ended June 30, 2005 with the mathematical combination of the Successor and Predecessor periods in the three and six months ended June 30, 2004. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe it provides a more meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the adjustments for purchase accounting and may not be predictive of future results of operations.
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
Revenue
     We earn revenue from three primary sources: software, maintenance and services. For the six months ended June 30, 2005, software accounted for 28.8% of total revenue, maintenance accounted for 44.6% and services and other accounted for 26.6%. Software revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. Software sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the software sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by software sales and includes technical services such as training and implementation to facilitate the efficient implementation and usage of our software.
     For the six months ended June 30, 2005, approximately 62% of our total revenue was generated from CAx applications, while the remaining 38% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.
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
Research and Development Costs
     Research and development expenses include payroll, employee benefits, other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as research and development. Once projects achieve technological feasibility, we capitalize the software development costs until the product is available for general release. Expenses for major projects are carefully evaluated to manage return on investment requirements. As a percentage of revenue, we expect that our research and development spending will continue in line with historic levels. In addition, we have agreed with one of our major customers that unless it otherwise consents, we will maintain research and development expenses at or above a minimum percentage of net sales. The required percentage is significantly below the percentage anticipated for the foreseeable future and, accordingly, we do not anticipate any impact of this commitment.
     In the comparisons that follow in this section, we define total research and development costs as the sum of research and development costs, which appear as an expense line item on our condensed consolidated statement of operations, and capitalized software costs. We exclude third-party royalty fees, which are included in cost of revenue. The following is a summary of total research and development costs (in thousands):

	Successor		Predecessor
		Period of	Period of
	Three months	May 27, 2004	April 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Research and development costs	$38,659	$11,006	$19,254
Capitalized software costs	22,056	6,336	10,375

Total research and development costs	$60,715	$17,342	$29,629

	Successor		Predecessor
		Period of	Period of
	Six months	May 27, 2004	January 1, 2004
	ended	through	through
	June 30, 2005	June 30, 2004	May 26, 2004
Research and development costs	$74,460	$11,006	$52,851
Capitalized software costs	39,445	6,336	24,753

Total research and development costs	$113,905	$17,342	$77,604

Factors Affecting our Results of Operations
     In making comparisons of our financial performance for the periods presented, it is important to be aware of the following factors that have impacted our stated financial results:
Impact of the Acquisition of UGS PLM Solutions Inc.
     The purchase price of UGS PLM Solutions Inc. was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of our assets and liabilities at closing was allocated to goodwill, which is subject to annual impairment review. From September 2001 through May 26, 2004, we operated as a wholly owned subsidiary of EDS, who provided us with certain tax, legal, treasury, finance, accounting, marketing and human resource services. Our condensed consolidated financials for the period of January 1, 2004 through May 26, 2004 reflect the costs that EDS charged us for these services. For six months ended June 30, 2005, additional costs for these types of activities, along with the incremental costs we incurred as a stand-alone entity subsequent to the acquisition date, were approximately $5.8 million.
     The purchase accounting adjustments that had a material impact on our financial position and results of operations include:
Deferred Revenue
     Prior to the acquisition, our deferred revenue balance was $138.3 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $48.8 million, which resulted in a beginning deferred revenue balance on May 27, 2004 of $89.5 million. This adjustment has the effect of reducing revenue in periods subsequent to the acquisition through June 2005. For the 2005 periods presented, the deferred revenue adjustment resulted in lower total revenue of $1.4 million for the three months ended June 30, 2005 and $6.1 million for the six months ended June 30, 2005. For the period of May 27, 2004 through June 30, 2004, the deferred revenue adjustment resulted in lower total revenue of $10.4 million. The reduction in revenue in these periods results in corresponding reductions to gross profit, operating income and income before income taxes.

Amortization of Acquired Intangible Assets
     Prior to the acquisition, our intangible assets balance, net of accumulated amortization, was $216.1 million. As a result of the purchase accounting associated with the acquisition, the prior net intangible asset balance was written off and a new basis of $805.8 million was allocated to intangible assets pursuant to a valuation. This results in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. In 2005, annual amortization will be approximately $130.0 million, or approximately $32.5 million on a quarterly basis.
Capitalization of Software Development Costs
     Due to the purchase accounting associated with acquisition, the book value of all capitalized software as of May 26, 2004 was written off and included in the valuation of completed technology (software) discussed above. As a result, amortization of capitalized software is lower when compared to the prior year, resulting in amortization of $2.7 million for the six months ended June 30, 2005 compared to $14.0 million for the six months ended June 30, 2004. As we continue to capitalize internally developed software we expect our annual amortization of capitalized software (which is reflected in cost of revenue) will grow until it reaches a level consistent with pre-acquisition software capitalization levels (anticipated to occur in 2008).
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
Tecnomatix Technologies Ltd.
     On April 1, 2005, we acquired all of the outstanding equity of Tecnomatix Technologies Ltd. (“Tecnomatix”) for an aggregate purchase price of $218.4 million, net of cash acquired. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. We financed this acquisition primarily from borrowings under our senior secured credit facility, which we recently amended to permit such additional borrowings for this purpose. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, was preliminarily allocated to goodwill, which will be subject to annual impairment review. A total of $121.4 million was preliminarily allocated to intangible assets pursuant to a valuation. This will result in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. In 2005, annual amortization will be approximately $17.0 million, or approximately $5.7 million on a quarterly basis. We also adjusted deferred revenue as of April 1, 2005 by $4.5 million to reflect the deferred revenue balance at its fair value, which has the effect of reducing revenue in periods subsequent to the acquisition through March 2006. For the three months ended June 30, 2005, the deferred revenue adjustment resulted in lower total revenue of $2.0 million.
Acquisition Related Interest Expense
     As part of the acquisition of UGS PLM Solutions Inc., we entered into long-term debt arrangements that provided for a $500.0 million term loan, a $125.0 million revolving credit facility and $550.0 million of senior subordinated notes. In addition, for the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. These activities result in higher interest expense in 2005 when compared to the 2004 Predecessor and Successor periods. Based on the debt balances and interest rates outstanding as of June 30, 2005, interest expense for the remaining six months of fiscal 2005 is projected to be approximately $46.0 million.
Services Arrangement
     We have historically deployed certain of our personnel from our research and development group to support the services arrangement of one of our largest customers with the revenue being classified as services revenue and the underlying cost being allocated to cost of revenue. As a result of a modification to our services agreement with this customer, such resources will no longer be deployed directly in support of such an engagement. In addition, revenue from this arrangement is now classified as maintenance revenue. For the three months ended June 30, 2005, our maintenance revenue increased by approximately $6.7 million, offset by a decline in services revenue of approximately $3.1 million. In addition, our cost of revenue was lower by approximately $1.8 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $5.4 million when compared to the prior year.
     For the six months ended June 30, 2005, our maintenance revenue increased by approximately $13.2 million, offset by a decline in services revenue of approximately $6.7 million. In addition, our cost of revenue was lower by approximately $4.0 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $10.5 million when compared to the prior year.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and relating disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to amortization periods, intangible assets and goodwill, income taxes, restructuring activities, litigation, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our results would be affected if we were to make different estimates under different assumptions or conditions and if the actual results are different than the estimates.
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
     In connection with our acquisition of Tecnomatix, a third-party valuation was prepared to determine fair values for the allocation of the purchase prices. Although the valuation has been completed, the purchase price allocation may change for up to one year subsequent to the acquisition date due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the acquisition. These adjustments are not expected to be material to our consolidated financial statements.
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
Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. We perform our annual impairment test at October 1, or more frequently if circumstances indicate the potential for impairment, which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows, which require the use of estimates of our future performance. No impairment loss was identified as a result of this test.
     We review our long-lived assets and intangible assets with definite useful lives under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used and intangible assets with definite useful lives is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. There was no impairment charge in the periods presented.
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

Pricing of Historic EDS Services
     Until December 31, 2001, we had been a party to a management services agreement with EDS under which EDS performed various management services for us. We were charged amounts under this agreement which approximated EDS’ cost of providing the services, plus a fixed fee equal to 0.5% of our total revenues, up to a maximum fixed fee of $2.5 million annually. Had a similar agreement been in place following December 31, 2001, our corporate expenses would have amounted to $1.2 million for the period of January 1, 2004 through May 26, 2004. These amounts are reflected in the condensed consolidated financial statements as selling, general and administrative expenses and represent the estimated costs of providing services to us. These numbers may not reflect what the actual costs of these services would have been if we had to acquire these services from third-parties.
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
Geographic Segment Revenue
     The Americas segment represented 43.6% of total segment revenue for the three months ended June 30, 2005 and 43.4% for the six months ended June 30, 2005. For the three months ended June 30, 2005, the Americas total revenue increased $22.9 million, or 22.6%, to $124.3 million from $101.4 million for the three months ended June 30, 2004. Total revenue benefited from increased license revenue, which was due in part to a higher number of sizeable software deals when compared to the same period in 2004. Revenue also increased $4.8 million due to the inclusion of Tecnomatix operations beginning April 1, 2005. Although maintenance revenue was also higher, the increase was more pronounced due to the purchase accounting adjustment for deferred revenue.
     For the six months ended June 30, 2005, the Americas total revenue increased $28.5 million, or 13.9%, to $233.4 million from $204.9 million for the six months ended June 30, 2004. Revenue increased for all components compared to the same period in 2004. The increase was driven by an increase in maintenance revenue of $17.6 million, which benefited, in part, due to the classification of revenue from one of our largest customers that is now recognized as maintenance revenue. Maintenance revenue also increased as a result of maintenance associated with new license sales and renewals on the existing customer base.
     The Europe segment represented 38.9% of total segment revenue for the three months ended June 30, 2005 and 37.9% for the six months ended June 30, 2005. Total revenue in Europe for the three months ended June 30, 2005 increased $27.5 million, or 33.1%, to $110.7 million from $83.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, total revenue in Europe increased $36.3 million, or 21.7%, to $203.5 million from $167.2 million for the six months ended June 30, 2004. The growth in Europe for both periods was largely driven by increased maintenance revenue that resulted from new license sales and renewals on the existing customer base. Revenue growth was also due to increased services revenue that was driven by the addition of sizeable services projects in the six months ended June 30, 2005. Revenue also benefited from the addition of Tecnomatix’s operations beginning April 1, which contributed $10.5 million of revenue.
     Our Asia Pacific segment represented 17.5% of total segment revenue for the three months ended June 30, 2005 and 18.7% for the six months ended June 30, 2005. Asia’s total revenue increased $9.4 million, or 23.2%, to $50.0 million for the three months ended June 30, 2005 from $40.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, total revenue in Asia Pacific increased $12.9 million, or 14.7%, to $100.6 million from $87.7 million for the six months ended June 30, 2004. The increase was primarily due to growth in maintenance revenue, which was aided by increased maintenance orders. Services revenue also increased, which largely resulted from sizeable services projects in South Korea. Revenue also benefited from the addition of Tecnomatix’s operations beginning April 1, which contributed $4.3 million of revenue.
Geographic Segment Operating Income
     The Americas represented 44.4% of total segment operating income for the three months ended June 30, 2005 and 43.5% for the three months ended June 30, 2004. For the three months ended June 30, 2005, the Americas operating income increased $14.2 million, or 35.2%, to $54.5 million from $40.3 million for the three months ended June 30, 2004. The increase was primarily driven by the increase in revenue discussed above. For the three months ended June 30, 2005, the Americas operating margin increased to 43.9% from 39.8%. The margin increase was due to improved services margins that were primarily the result of increased utilization rates.
     The Americas represented 42.5% of total segment operating income for the six months ended June 30, 2005 and 41.7% for the six months ended June 30, 2004. For the six months ended June 30, 2005, the Americas operating income increased $16.8 million, or 20.2%, to $100.1 million from $83.3 million for the six months ended June 30, 2004. The increase was primarily driven by the increase in revenue discussed above. For the six months ended June 30, 2005, the Americas operating margin increased to 42.9% from 40.6%. The margin increase was due to improved services margins that were primarily the result of increased utilization rates.
     Europe represented 36.1% of total segment operating income for the three months ended June 30, 2005 and 34.5% for the three months ended June 30, 2004. For the three months ended June 30, 2005, operating income in Europe increased $12.4 million, or 38.8%, to $44.4 million from $32.0 million for the three months ended June 30, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended June 30, 2005, operating margins in Europe increased to 40.1% from 38.4% for the three months ended June 30, 2004. The margin increase was primarily attributable to an increase in maintenance revenue, which typically carries a higher margin.
     Europe represented 35.2% of total segment operating income for the six months ended June 30, 2005 and 34.4% for the six months ended June 30, 2004. For the six months ended June 30, 2005, operating income in Europe increased $14.1 million, or 20.5%, to $82.8 million from $68.7 million for the six months ended June 30, 2004. The increase was driven by the growth in revenue discussed above. For the six months ended June 30, 2005, operating margins in Europe decreased slightly to 40.7% from 41.1% for the six months ended June 30, 2004. The margin decrease was primarily attributable to an increased usage of third-party consultants for certain services projects, which we expect will continue for the foreseeable future.
     Asia Pacific represented 19.5% of total segment operating income for the three months ended June 30, 2005 and 22.0% for the three months ended June 30, 2004. For the three months ended June 30, 2005, operating income in Asia Pacific increased $3.6 million, or 17.6%, to $24.0 million from $20.4 million for the three months ended June 30, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended June 30, 2005, operating margins in Asia Pacific decreased to 47.9% from 50.2% for the three months ended June 30, 2004. The decrease was primarily attributable to the increased usage of third-party consultants, which we expect will continue should services revenue increase.
     Asia Pacific represented 22.3% of total segment operating income for the six months ended June 30, 2005 and 23.9% for the six months ended June 30, 2004. For the six months ended June 30, 2005, operating income in Asia Pacific increased $4.8 million, or 10.0%, to $52.6 million from $47.8 million for the six months ended June 30, 2004. The increase was driven by the growth in revenue discussed above. For the six months ended June 30, 2005, operating margins in Asia Pacific decreased to 52.3% from 54.5% for the six months ended June 30, 2004. The decrease was primarily attributable to the increased usage of third-party consultants, which we expect will continue should services revenue increase.
     The following table represents our segment revenue and our segment operating income, which excludes certain corporate level charges that we do not allocate by segment (in thousands):

	Successor		Predecessor
		Period of	Period of	Combined (a)
	Three	May 27, 2004	April 1, 2004	Three
	months ended	through	through	months ended
	June 30, 2005	June 30, 2004	May 26, 2004	June 30, 2004
Americas:
Revenue	$124,261	$43,024	$58,371	$101,395
Operating income	54,535	19,197	21,138	40,335
Europe:
Revenue	110,731	36,228	46,935	83,163
Operating income	44,429	17,829	14,121	31,950
Asia Pac:
Revenue	50,018	22,722	17,854	40,576
Operating income	23,983	14,562	5,791	20,353
Total Segments:
Revenue	285,010	101,974	123,160	225,134
Operating income	$122,947	$51,588	$41,050	$92,638

(a)	As described above, our combined results for the three months ended June 30, 2004 represent the addition of the Predecessor period from April 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.

	Successor		Predecessor
		Period of	Period of	Combined (a)
	Six	May 27, 2004	January 1, 2004	Six
	months ended	through	through	months ended
	June 30, 2005	June 30, 2004	May 26, 2004	June 30, 2004
America:
Revenue	$233,422	$43,024	$161,880	$204,904
Operating income	100,071	19,197	64,060	83,257
Europe:
Revenue	203,527	36,228	130,923	167,151
Operating income	82,838	17,829	50,884	68,713
Asia Pac:
Revenue	100,626	22,722	65,000	87,722
Operating income	52,638	14,562	33,212	47,774
Total Segments:
Revenue	537,575	101,974	357,803	459,777
Operating income	$235,547	$51,588	$148,156	$199,744

(a)	As described above, our combined results for the six months ended June 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Successor		Predecessor
		Period of	Period of	Combined (a)
	Three months	May 27, 2004	April 1, 2004	Three months
	ended	through	through	ended
	June 30, 2005	June 30, 2004	May 26, 2004	June 30, 2004
Total operating income for reportable segments	$122,947	$51,588	$41,050	$92,638
Research and development	(38,659)	(11,006)	(19,254)	(30,260)
In-process research and development	(4,100)	(50,819)	—	(50,819)
Restructuring	(1,774)	—	—	—
Amortization of capitalized and acquired software and other intangible assets	(39,777)	(12,514)	(10,568)	(23,082)
Corporate and unallocated costs	(35,487)	(10,453)	(15,669)	(26,122)

Operating income (loss)	$3,150	$(33,204)	$(4,441)	$(37,645)

(a)	As described above, our combined results for the three months ended June 30, 2004 represent the addition of the Predecessor period from April 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.

	Successor		Predecessor
		Period of	Period of	Combined (a)
	Six months	May 27, 2004	January 1, 2004	Six months
	ended	through	through	ended
	June 30, 2005	June 30, 2004	May 26, 2004	June 30, 2004
Total operating income for reportable segments	$235,547	$51,588	$148,156	$199,744
Research and development	(74,640)	(11,006)	(52,851)	(63,857)
In-process research and development	(4,100)	(50,819)	—	(50,819)
Restructuring	(1,774)	—	—	—
Amortization of capitalized and acquired software and other intangible assets	(73,533)	(12,514)	(26,040)	(38,554)
Corporate and unallocated costs	(64,506)	(10,453)	(36,769)	(47,222)

Operating income (loss)	$16,994	$(33,204)	$32,496	$(708)

(a)	As described above, our combined results for the six months ended June 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004.

This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.
Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net (loss) income and other information for the periods indicated (in thousands):

	Successor			Predecessor
			Period of	Period of
			May 27, 2004	April 1, 2004	Combined (b)
	Three months ended		through	through	Three months ended
	June 30, 2005		June 30, 2004	May 26, 2004	June 30, 2004
		(percentage of				(percentage of
		total revenue)				total revenue)
Revenue:
Software	$81,777	28.7%	$40,470	$28,236	$68,706	30.5%
Maintenance	128,301	45.0%	34,799	60,982	95,781	42.5%
Services and other (a)	74,932	26.3%	26,705	33,942	60,647	27.0%

Total revenue	285,010	100.0%	101,974	123,160	225,134	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	118,178	41.5%	37,906	50,070	87,976	39.1%

Gross profit	166,832	58.5%	64,068	73,090	137,158	60.9%

Operating expenses:
Selling, general and administrative	110,410	38.7%	31,923	57,277	89,200	39.6%
Research and development	38,659	13.6%	11,006	19,254	30,260	13.4%
In-process research and development	4,100	1.4%	50,819	—	50,819	22.6%
Restructuring	1,774	0.6%	—	—	—	0.0%
Amortization of other intangible assets	8,739	3.1%	3,524	1,000	4,524	2.0%

Total operating expenses	163,682	57.4%	97,272	77,531	174,803	77.6%

Operating income	3,150	1.1%	(33,204)	(4,441)	(37,645)	-16.7%
Interest expense and amortization of deferred financing fees	(25,216)	-8.8%	(7,956)	(812)	(8,768)	-3.9%
Other (expense) income, net	(8,583)	-3.0%	220	569	789	0.4%

(Loss) income before taxes	(30,649)	-10.8%	(40,940)	(4,684)	(45,624)	-20.3%
(Benefit) provision for income taxes	(8,625)	-3.0%	3,748	(1,616)	2,132	0.9%

Net (loss) income	$(22,024)	-7.7%	$(44,688)	$(3,068)	$(47,756)	-21.2%

(a)	Other revenue consists primarily of hardware sales.

(b)	As described above, our combined results for the three months ended June 30, 2004 represent the addition of the Predecessor period from April 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.

	Successor			Predecessor
			Period of	Period of
			May 27, 2004	January 1, 2004	Combined (b)
	Six months ended		through	through	Six months ended
	June 30, 2005		June 30, 2004	May 26, 2004	June 30, 2004
		(percentage of				(percentage of
		total revenue)				total revenue)
Revenue:
Software	$154,896	28.8%	$40,470	$100,780	$141,250	30.7%
Maintenance	239,908	44.6%	34,799	163,012	197,811	43.0%
Services and other (a)	142,771	26.6%	26,705	94,011	120,716	26.3%

Total revenue	537,575	100.0%	101,974	357,803	459,777	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	218,179	40.6%	37,906	133,139	171,045	37.2%

Gross profit	319,396	59.4%	64,068	224,664	288,732	62.8%

Operating expenses:
Selling, general and administrative	205,579	38.2%	31,923	136,817	168,740	36.7%
Research and development	74,640	13.9%	11,006	52,851	63,857	13.9%
In-process research and development	4,100	0.8%	50,819	—	50,819	11.1%
Restructuring	1,774	0.3%	—	—	—	0.0%
Amortization of other intangible assets	16,309	3.0%	3,524	2,500	6,024	1.3%

Total operating expenses	302,402	56.3%	97,272	192,168	289,440	63.0%

Operating income	16,994	3.2%	(33,204)	32,496	(708)	-0.2%
Interest expense and amortization of deferred financing fees	(46,379)	-8.6%	(7,956)	(2,021)	(9,977)	-2.2%
Other (expense) income, net	(13,407)	-2.5%	220	2,010	2,230	0.5%

(Loss) income before taxes	(42,792)	-8.0%	(40,940)	32,485	(8,455)	-1.8%
(Benefit) provision for income taxes	(12,599)	-2.3%	3,748	10,092	13,840	3.0%

Net (loss) income	$(30,193)	-5.6%	$(44,688)	$22,393	$(22,295)	-4.8%

(a)	Other revenue consists primarily of hardware sales.

(b)	As described above, our combined results for the six months ended June 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.

Three Months Ended June 30, 2005 (Successor) Compared to the Period of April 1, 2004 through May 26, 2004 (Predecessor) and the Period of May 27, 2004 through June 30, 2004 (Successor) Combined
Total Revenue
     For the three months ended June 30, 2005, total revenue increased $59.9 million, or 26.6%, to $285.0 million from $225.1 million for the three months ended June 30, 2004. Revenue increased for all components compared to the same period in 2004. Also, Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $21.3 million. In addition, the increase in total revenue was more pronounced because the purchase accounting adjustment for deferred revenue for the three months ended June 30, 2005 only resulted in reduced revenue of $3.4 million while the reduction in revenue for three months ended June 30, 2004 was $10.4 million.
•	Software. Software revenue accounted for 28.7% of total revenue for the three months ended June 30, 2005 compared to 30.5% for the three months ended June 30, 2004. For the three months ended June 30, 2005, software revenue grew $13.1 million, or 19.1%, to $81.8 million from $68.7 million for the three months ended June 30, 2004. The increase in software was partially due to the inclusion of Tecnomatix, which contributed revenue of $8.1 million. Software revenue was also aided by the addition of several sizeable software deals during the quarter.

•	Maintenance. Maintenance revenue accounted for 45.0% of total revenue for the three months ended June 30, 2005 and 42.5% of total revenue for the three months ended June 30, 2004. For the three months ended June 30, 2005, maintenance revenue increased $32.5 million, or 33.9%, to $128.3 million from $95.8 million for the three months ended June 30, 2004. The increase was due, in part, to the addition of Tecnomatix, which contributed revenue of $8.7 million. The increase was also due to an increase of $6.7 million as a result of the classification of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. In addition, the increase in total maintenance revenue was more pronounced due to the net impact of lower maintenance revenue from the purchase accounting impact described above.

•	Services and other. Services and other revenue accounted for 26.3% of total revenue for the three months ended June 30, 2005 and 27.0% of total revenue for the three months ended June 30, 2004. For the three months ended June 30, 2005, services and other revenue grew $14.3 million, or 23.6%, to $74.9 million from $60.6 million for the three months ended June 30, 2004. Services revenue grew across all segments. Services revenue also benefited from the addition of Tecnomatix, which contributed revenue of $4.4 million. This growth was partially offset by $3.1 million for the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above.
Gross Profit
     For the three months ended June 30, 2005, gross profit increased $29.6 million, or 21.6%, to $166.8 million from $137.2 million for the three months ended June 30, 2004. The increase was primarily due to additional maintenance revenue, which typically carries a higher margin. However, gross profit for the three months ended June 30, 2005 was reduced by the impact of purchase accounting, which resulted in $12.5 million of amortization of certain intangible assets over prior year amortization. Gross margin for the three months ended June 30, 2005 was 58.5% compared to 60.9% for the three months ended June 30, 2004. The decrease in margin is primarily due to the increase in amortization of certain intangible assets.

Operating Expenses
Selling, General and Administrative
     For the three months ended June 30, 2005, selling, general and administrative expenses increased $21.2 million, or 23.8%, to $110.4 million from $89.2 million for the three months ended June 30, 2004. The increase was due, in part, to the addition of selling, general and administrative expenses from Tecnomatix that are not reflected in the three months ended June 30, 2004. The increase was also due to the costs of additional headcount in our sales organization and to the incremental costs in our general and administrative organization to support our operations as a stand-alone entity.
Research and Development
     For the three months ended June 30, 2005, research and development expenses increased $8.4 million, or 27.7%, to $38.7 million from $30.3 million for the three months ended June 30, 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended June 30, 2005, cash outflows for capitalized software costs increased $5.4 million, or 32.3%, to $22.1 million from $16.7 million for the three months ended June 30, 2004.
     For the three months ended June 30, 2005, total research and development expenses increased $13.7 million, or 29.1%, to $60.7 million from $47.0 million for the three months ended June 30, 2004. This increase was primarily due to continued investments in the Teamcenter product line. Also, the addition of Tecnomatix resulted in expenses of $5.4 million. For the three months ended June 30, 2005, total research and development costs as a percent of revenue increased to 21.3% from 20.9% for the three months ended June 30, 2004.
In-Process Research and Development
     We recorded charges for the valuation of in-process research and development of $4.1 million in April 2005 for the acquisition of Tecnomatix. The charge represents research projects where technological feasibility had not been established as of the date of the acquisition. This estimated value was immediately expensed following the consummation of the acquisition of Tecnomatix and appears in our results as a charge to operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 25% to 90% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using a discount rate of 15%. This discount rate was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the costs and complexity of the work completed to date, and to be completed and other risks associated with completing the development.
     For the three months ended June 30, 2004, we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd. The $50.2 million charge incurred in connection with the acquisition of UGS PLM Solutions Inc. represents research projects where technological feasibility had not been established as of the date of the acquisition of UGS PLM Solutions Inc. This estimated value was immediately expensed following the consummation of the acquisition of UGS PLM Solutions Inc. and appears in our results as a charge in operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 8% to 98% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using an initial estimate of weighted-average cost of capital of 19.4%. The initial weighted-average cost used was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, the costs and complexity of the work completed to date and to be completed and other risks associated with completing the development.

Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $7.5 million. The reductions consisted of individuals employed throughout the Company in selling, general and administrative, and research and development positions. We estimate the workforce reduction costs will be substantially paid by January 2006. In addition, our initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.0 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $5.7 million for workforce reductions and $6.0 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the three months ended June 30, 2005.
Amortization of Other Intangible Assets
     For the three months ended June 30, 2005, amortization of other intangible assets increased $4.2 million, or 93.3%, to $8.7 million from $4.5 million for the three months ended June 30, 2004. The increase in amortization is related to the intangibles associated with the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Operating Income
     For the three months ended June 30, 2005, operating income increased $40.8 million, or 108.5%, to operating income of $3.2 million from an operating loss of $37.6 million for the three months ended June 30, 2004. The increase is primarily due to the higher gross profit discussed above. The increase is also due to the impact of purchase accounting in 2004, which included a charge for in-process research and development of $50.8 million. The absence of this expense in 2005 was partially offset by the increase in selling, general and administrative expenses of $21.2 million described above.
Interest Expense and Amortization of Deferred Financing Fees
     For the three months ended June 30, 2005, interest expense and amortization of deferred financing fees increased $16.4 million to $25.2 million from $8.8 million for the three months ended June 30, 2004. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Provision (Benefit) for Income Taxes
     For the three months ended June 30, 2005, the provision for income taxes decreased $10.7 million, or 509.5%, to a benefit of $8.6 million from an expense of $2.1 million for the three months ended June 30, 2004. The tax benefit for the three months ended June 30, 2005 was determined on the year-to-date method based on the assessment of our annual effective tax rate (“ETR”) and our forecasted annual tax position for 2005, which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the three months ended June 30, 2005 deviates from the statutory rate primarily because of (i) the in-process research and development charge associated with the Tecnomatix acquisition and (ii) valuation allowance movements. The ETR for the three months ended June 30, 2004 deviates from the statutory rate primarily because of the in-process research and development charge associated with the acquisition of UGS PLM Solutions Inc.

Six Months Ended June 30, 2005 (Successor) Compared to the Period of January 1, 2004 through May 26, 2004 (Predecessor) and the Period of May 27, 2004 through June 30, 2004 (Successor) Combined
Total Revenue
     For the six months ended June 30, 2005, total revenue increased $77.8 million, or 16.9%, to $537.6 million from $459.8 million for the six months ended June 30, 2004. Revenue increased for all components compared to the same period in 2004. Also, Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $21.3 million.
•	Software. Software revenue accounted for 28.8% of total revenue for the six months ended June 30, 2005 compared to 30.7% for the six months ended June 30, 2004. For the six months ended June 30, 2005, software revenue grew $13.6 million, or 9.6%, to $154.9 million from $141.3 million for the six months ended June 30, 2004. Software revenue growth was driven by the addition of sizeable software deals in the Americas and Europe segments. The increase in software was also partially due to the inclusion of Tecnomatix, which contributed revenue of $8.1 million.

•	Maintenance. Maintenance revenue accounted for 44.6% of total revenue for the six months ended June 30, 2005 and 43.0% of total revenue for the three months ended June 30, 2004. For the six months ended June 30, 2005, maintenance revenue increased $42.1 million, or 21.3%, to $239.9 million from $197.8 million for the six months ended June 30, 2004. A portion of the increase in maintenance revenue resulted from the classification of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also benefited from the addition of Tecnomatix, which contributed revenue of $8.7 million. The growth is also due to increased maintenance revenue in our Europe segment that resulted from maintenance associated with new license sales and renewals on the existing customer base.

•	Services and other. Services and other revenue accounted for 26.6% of total revenue for the six months ended June 30, 2005 and 26.3% of total revenue for the six months ended June 30, 2004. For the six months ended June 30, 2005, services and other revenue grew $22.1 million, or 18.3%, to $142.8 million from $120.7 million for the six months ended June 30, 2004. Services revenue grew across all segments. Services revenue grew across all segments with the Europe segment having the largest growth due to the addition of sizeable services projects. Services revenue also benefited from the addition of Tecnomatix, which contributed revenue of $4.4 million. This growth was partially offset by the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above.
Gross Profit
     For the six months ended June 30, 2005, gross profit increased $30.7 million, or 10.6%, to $319.4 million from $288.7 million for the six months ended June 30, 2004. The increase was primarily due to additional maintenance revenue, which typically carries a higher margin. However, gross profit for the six months ended June 30, 2005 was reduced by the impact of purchase accounting, which resulted in $24.5 million of amortization of certain intangible assets over prior year amortization. Gross margin for the six months ended June 30, 2005 was 59.4% compared to 62.8% for the six months ended June 30, 2004. The decrease in margin is primarily due to the increase in amortization of certain intangible assets.
Operating Expenses
Selling, General and Administrative
     For the six months ended June 30, 2005, selling, general and administrative expenses increased $36.9 million, or 21.9%, to $205.6 million from $168.7 million for the six months ended June 30, 2004. As a percentage of total revenue, selling, general and administrative expenses increased to 38.2% for the six months ended June 30, 2005 from 36.7% for the six months ended June 30, 2004. The increase was due, in part, to the costs of additional headcount in our sales organization. The increase was also due to incremental costs in our general and administrative organization to support our operations as a stand-alone entity. The increase also reflects the inclusion of selling, general and administrative expenses from Tecnomatix beginning April 1, 2005.
Research and Development
     For the six months ended June 30, 2005, research and development expenses increased $10.7 million, or 16.7%, to $74.6 million from $63.9 million for the six months ended June 30, 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For the six months ended June 30, 2005, cash outflows for capitalized software costs increased $8.3 million, or 26.7%, to $39.4 million from $31.1 million for the six months ended June 30, 2004.
     For the six months ended June 30, 2005, total research and development expenses increased $19.0 million, or 20.0%, to $113.9 million from $94.9 million for the six months ended June 30, 2004. This increase was primarily due to continued investments in the Teamcenter product line. Also, the addition of Tecnomatix resulted in expenses of $5.4 million. For the six months ended June 30, 2005, total research and development costs as a percent of revenue increased to 21.2% from 20.6% for the six months ended June 30, 2004.
In-Process Research and Development
     We recorded charges for the valuation of in-process research and development of $4.1 million in April 2005 for the acquisition of Tecnomatix. The charge represents research projects where technological feasibility had not been established as of the date of the acquisition. This estimated value was immediately expensed following the consummation of the acquisition of Tecnomatix and appears in our results as a charge to operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 25% to 90% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using a discount rate of 15%. This discount rate was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the costs and complexity of the work completed to date, and to be completed and other risks associated with completing the development.
     For the six months ended June 30, 2004, we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd. The $50.2 million charge incurred in connection with the acquisition of UGS PLM Solutions Inc. represents research projects where technological feasibility had not been established as of the date of the acquisition of UGS PLM Solutions Inc. This estimated value was immediately expensed following the consummation of the acquisition of UGS PLM Solutions Inc. and appears in our results as a charge in operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 8% to 98% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using an initial estimate of weighted-average cost of capital of 19.4%. The initial weighted-average cost used was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, the costs and complexity of the work completed to date and to be completed and other risks associated with completing the development.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $7.5 million. The reductions consisted of individuals employed throughout the Company in selling, general and administrative, and research and development positions. We estimate the workforce reduction costs will be substantially paid by January 2006. In addition, our initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.0 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $5.7 million for workforce reductions and $6.0 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the three months ended June 30, 2005.
Amortization of Other Intangible Assets
     For the six months ended June 30, 2005, amortization of other intangible assets increased $10.3 million, or 171.7%, to $16.3 million from $6.0 million for the six months ended June 30, 2004. The increase in amortization is directly related to the intangibles associated with the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Operating Income
     For the six months ended June 30, 2005, operating income increased $17.7 million to $17.0 million from an operating loss of $0.7 million for the six months ended June 30, 2004. The increase is primarily due to the higher gross profit described above. This increase was partially offset by higher amortization of intangible assets that reflect the acquisitions of UGS PLM Solutions, Inc, D-Cubed and Tecnomatix. In addition, offsetting the decrease in in-process research and development were increases in operating expenses for selling, general and administrative and research and development.
Interest Expense and Amortization of Deferred Financing Fees
     For the six months ended June 30, 2005, interest expense and amortization of deferred financing fees increased $36.4 million to $46.4 million from $10.0 million for the six months ended June 30, 2004. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Provision (Benefit) for Income Taxes
     For the six months ended June 30, 2005, the provision for income taxes decreased $26.4 million, or 191.3%, to a benefit of $12.6 million from a provision of $13.8 million for the six months ended June 30, 2004. The tax benefit for the six months ended June 30, 2005 was determined on the year-to-date method based on the assessment of our annual effective tax rate (“ETR”) and our forecasted annual tax position for 2005, which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the six months ended June 30, 2005 deviates from the statutory rate primarily because of (i) the in-process research and development charge associated with the Tecnomatix acquisition and (ii) valuation allowance movements. The ETR for the six months ended June 30, 2004 deviates from the statutory rate primarily because of the in-process research and development charge associated with the acquisition of UGS PLM Solutions Inc.
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

	Six months	Six months
	ended	ended
	June 30, 2005	June 30, 2004
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$84,990	$48,998
Benefit for deferred income taxes	(25,740)	(51,050)
Amortization of deferred financing fees	2,842	486
In-process research and development	4,100	50,819
Stock-based compensation	154	—
Other	2,239	2,949
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	23,486	1,827
Unrealized gain on foreign currency revaluation of derivative instruments	(16,965)	—
Changes in operating assets and liabilities	45,775	79,477
Interest expense	(46,379)	(9,977)
Benefit (provision) for income taxes	12,599	(13,840)

Net cash provided by operating activities	$87,101	$109,689

Reconciliation of EBITDA to net (loss) income:
EBITDA	$84,990	$48,998
Interest expense	(46,379)	(9,977)
Benefit (provision) for income taxes	12,599	(13,840)
Depreciation and amortization	(81,403)	(47,476)

Net loss	$(30,193)	$(22,295)

Debt and Commitments
     Our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of June 30, 2005, we had approximately $109.3 million of borrowing availability under our revolving loan facility, which takes into consideration approximately $0.7 million of letters of credit outstanding on that date, and $15 million of available overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.
     Our debt structure consists of $550.0 million aggregate principal amount of our senior unsecured subordinated notes and our senior secured credit facility, consisting of (i) a $725.0 million term loan facility with a maturity on March 31, 2012, of which $689.0 million was outstanding as of June 30, 2005 and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010.
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
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the three months ended June 30, 2005, we permanently repaid $36.0 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment through 2010. Although this prepayment took place, beginning in 2006, subject to certain exceptions as defined in our secured credit facility we will be required to make mandatory prepayments of the term loans from our previous year annual excess cash flow (if any) and with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. The obligations under our senior secured credit facility are guaranteed by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.
     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of June 30, 2005.
     Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of IT spending and other factors, many of which are beyond our control. Any sizeable future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Capital Expenditures
     Capital expenditures including capitalized software increased to $45.2 million for the six months ended June 30, 2005 from $36.2 million for the six months ended June 30, 2004. The increase is primarily due to a higher level of development activities resulting from the continuation of new product launches and enhancements and growth in the infrastructure of existing products. We expect to spend approximately $95.0 million in capital expenditures in fiscal 2005.
Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash provided by operating activities decreased compared to the prior period primarily due to the interest payments on our long-term debt. This decrease was partially offset by the absence of the one-time income tax payments that occurred during the six months ended June 30, 2004, which were triggered by the acquisition of UGS PLM Solutions Inc.
     For the six months ended June 30, 2005, cash used in investing activities was $232.5 million compared to $2,075.4 million for the six months ended June 30, 2004. The change in the periods presented is directly related to the cash used in the acquisition of UGS PLM Solutions Inc. during the six months ended June 30, 2004.

     The change in cash flows from financing activities compared to the prior period is directly related to the impact of our debt arrangements incurred during the acquisition of UGS PLM Solutions Inc.
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
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of June 30, 2005, the following contracts were outstanding:

				USD
		Interest	Notional	Exchange
	Expiration	Rate	Value	Rate to € 1
			(in millions)
Pay fixed	December 15, 2014	9.0%	€55.8	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€46.6	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the three and six months ended June 30, 2005, there was no hedge ineffectiveness recorded in the statement of operations. Over the next twelve months, we do not expect any derivative losses currently recorded in accumulated other comprehensive (loss) income to be reclassified into earnings.

Interest Rate Risk
     We are subject to interest rate risk for the variable interest rates on our $689.0 million secured term loan and our $125.0 million revolving credit facility. Currently there is no outstanding debt drawn on the revolving credit facility. Assuming the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt would result in a $2.0 million change in annual interest expense.
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
     During the period covered by this report, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 15th day of August, 2005.

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