Form 10-Q
period 2005-09-30
UGS Corp.
filed 2005-11-14
CIK 1321033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
(972) 987-3000
(Telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2005, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 (Successor) and 2004 (Successor)	1

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005 (Successor), for the period of January 1, 2004 through May 26, 2004 (Predecessor) and for the period of May 27, 2004 through September 30, 2004 (Successor)	2

	Condensed Consolidated Balance Sheets as of September 30, 2005 (Successor) and as of December 31, 2004 (Successor)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (Successor), for the period of January 1, 2004 through May 26, 2004 (Predecessor) and for the period of May 27, 2004 through September 30, 2004 (Successor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

Part II.	OTHER INFORMATION

Item 6.	Exhibits	51

	Signatures	52
Outside Director Compensation Package
Certification of President and CEO Pursuant to Rules 13a-14(a) and 15d-14(a)
Certification of CEO Pursuant to Rules 13a-14(a) and 15d-14(a)
Certification of President and CEO and CFO Pursuant to 18 U.S.C. Section 1350

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor
	UGS Corp.
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004

Revenue:
Software	$89,842	$71,890
Maintenance	129,706	95,749
Services and other	70,701	67,483

Total revenue	290,249	235,122

Cost of revenue:
Software	4,761	5,017
Maintenance	14,459	12,843
Services and other	58,451	54,443
Amortization of capitalized software and acquired intangible assets	32,059	25,471

Total cost of revenue	109,730	97,774

Gross profit	180,519	137,348

Operating expenses:
Selling, general and administrative	107,803	88,976
Research and development	44,350	33,464
Amortization of other intangible assets	9,018	7,274

Total operating expenses	161,171	129,714

Operating income	19,348	7,634
Interest expense and amortization of deferred financing fees	(25,197)	(22,452)
Other (expense) income, net	(919)	7,045

Loss before income taxes	(6,768)	(7,773)
Provision (benefit) for income taxes	(2,002)	(2,942)

Net loss	$(4,766)	$(4,831)

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	UGS Corp.		UGS PLM
			Solutions Inc.

		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004

Revenue:
Software	$244,738	$112,360	$100,780
Maintenance	369,614	130,548	163,012
Services and other	213,472	94,188	94,011

Total revenue	827,824	337,096	357,803

Cost of revenue:
Software	15,161	7,493	7,163
Maintenance	42,317	18,222	21,177
Services and other	181,148	75,504	81,259
Amortization of capitalized software and acquired intangible assets	89,283	34,461	23,540

Total cost of revenue	327,909	135,680	133,139

Gross profit	499,915	201,416	224,664

Operating expenses:
Selling, general and administrative	313,382	120,899	136,817
Research and development	118,990	44,470	52,851
In-process research and development	4,100	50,819	—
Restructuring	1,774	—	—
Amortization of other intangible assets	25,327	10,798	2,500

Total operating expenses	463,573	226,986	192,168

Operating income (loss)	36,342	(25,570)	32,496
Interest expense and amortization of deferred financing fees	(71,576)	(30,408)	(2,021)
Other (expense) income, net	(14,326)	7,265	2,010

(Loss) income before income taxes	(49,560)	(48,713)	32,485
Provision (benefit) for income taxes	(14,601)	806	10,092

Net (loss) income	$(34,959)	$(49,519)	$22,393

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	Successor
	September 30,	December 31,
	2005	2004
Assets:
Current assets
Cash and cash equivalents	$76,253	$58,400
Accounts receivable, net	230,688	233,180
Prepaids and other	18,903	23,869
Deferred income taxes	43,696	62,890

Total current assets	369,540	378,339

Property and equipment, net	35,309	33,751
Goodwill	1,429,059	1,317,948
Capitalized and acquired software, net	482,221	435,816
Customer accounts, net	209,548	217,961
Other intangible assets, net	141,072	116,501
Other assets	40,806	42,696

Total assets	$2,707,555	$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$171,061	$150,290
Deferred revenue	143,398	110,027
Income taxes payable	1,117	337
Current portion of long-term debt	—	5,000

Total current liabilities	315,576	265,654

Other long-term liabilities	48,103	41,011
Deferred income taxes	198,066	217,122
Long-term debt	1,232,086	1,049,623

Stockholder’s equity
Common stock, $ .01 par value, 3,000 shares authorized; 100 issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,005,751	1,005,479
Retained deficit	(76,096)	(41,136)
Accumulated other comprehensive (loss) income, net of tax	(15,931)	5,259

Total stockholder’s equity	913,724	969,602

Total liabilities and stockholder’s equity	$2,707,555	$2,543,012

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	UGS Corp.		UGS PLM
			Solutions Inc.
		Period of
	Nine months	May 27, 2004	Period of
	ended	through	January 1, 2004
	September 30, 2005	September 30, 2004	through May 26, 2004
Cash flows from operating activities
Net (loss) income	$(34,959)	$(49,519)	$22,393
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit for deferred income taxes	(40,246)	(13,386)	(47,410)
Depreciation and amortization	126,792	50,979	33,471
Amortization of deferred financing fees	4,231	1,743	—
In-process research and development	4,100	50,819	—
Stock-based compensation	467	—	—
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	22,782	(3,711)	2,362
Unrealized (gain) loss on foreign currency revaluation of derivative instruments	(17,044)	4,290	—
Other	2,920	607	2,277
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,128	2,041	13,062
Prepaids and other	6,468	(1,083)	3,357
Accounts payable and accrued liabilities	990	(4,864)	(8,319)
Deferred revenue	32,375	15,959	32,479
Income taxes payable	(118)	3,541	22,520
Other long-term liabilities	(425)	1,348	1,777

Total adjustments	153,420	108,283	55,576

Net cash provided by operating activities	118,461	58,764	77,969

Cash flows from investing activities
Acquisitions, net of cash acquired	(218,437)	(2,039,702)	—
Cash received from prior parent for acquisition related tax matters	11,354	—	—
Payments for purchases of property and equipment	(8,542)	(5,163)	(4,342)
Capitalized software costs	(56,889)	(22,077)	(24,753)
Proceeds from sale of marketable securities	23,194	—	—
Other	(842)	(2,006)	456

Net cash used in investing activities	(250,162)	(2,068,948)	(28,639)

Cash flows from financing activities
Payments under intercompany credit agreement, net	—	—	(60,986)
Proceeds from revolver credit line	118,551	55,056	—
Payments on revolver credit line	(124,551)	(31,197)	—
Proceeds from note payable	10,297	1,025	—
Payments on note payable	(2,773)	—	—
Proceeds from bank notes and bonds, net	225,271	1,015,832	—
Payments on bank notes and bonds	(74,597)	(1,250)	—
Capital contributed by parent	508	1,001,502	—

Net cash provided by (used in) financing activities	152,706	2,040,968	(60,986)

Effect of exchange rates on cash and cash equivalents	(3,152)	678	(196)

Net increase (decrease) in cash and cash equivalents	17,853	31,462	(11,852)
Cash and cash equivalents at beginning of period	58,400	28,462	40,314

Cash and cash equivalents at end of period	$76,253	$59,924	$28,462

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
     The condensed consolidated statement of operations and condensed consolidated statement of cash flows are presented in two periods: Predecessor and Successor, which relate to the period preceding the acquisition of UGS PLM Solutions Inc. and the period succeeding the acquisition, respectively. During 2004, the Predecessor period is from January 1, 2004 through May 26, 2004. The Successor period is from May 27, 2004 through September 30, 2004 and from January 1, 2005 through September 30, 2005.
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
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the December 31, 2004 consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-123664) as filed with the Securities and Exchange Commission on April 21, 2005.
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
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
     The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the acquisition of Tecnomatix (dollars in thousands, life in years):

		Intangibles
		Weighted-
		Average
		Useful
	Amount	Life
Working capital and other	$(80,885)
Fixed assets	3,931
Intangibles:
Software	70,500	5.0
Customer accounts	10,400	4.0
Maintenance agreements	33,400	10.0
Noncompete agreement	4,600	2.0
Trademarks/tradenames	2,500	7.0
Acquired in-process research and development	4,100
Goodwill	169,890

Total purchase price	$218,436

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
     The Company recorded stock-based compensation expense of $0.3 million for the three months ended September 30, 2005 and $0.5 million for the nine months ended September 30, 2005. A portion of the expense in the nine month period resulted from the granting of stock options with exercise prices below

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which is currently being recognized as compensation expense over the five-year vesting period. The remaining expense recognized during the three months ended September 30, 2005 resulted from the accelerated vesting of stock options for a terminated employee. The Company recorded compensation expense in the amount of $0.2 million as a result of the accelerated vesting.
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

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004

Net loss
As reported	$(4,766)	$(4,831)
Add: Total stock-based employee compensation expense included in reported net loss under APB Opinion No. 25, net of related tax effects	219	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(189)	(59)

Pro forma	$(4,736)	$(4,890)

	Successor		Predecessor
	Nine months ended September 30, 2005	Period of May 27, 2004 through September 30, 2004	Period of January 1, 2004 through May 26, 2004

Net (loss) income
As reported	$(34,959)	$(49,519)	$22,393
Add: Total stock-based employee compensation expense included in reported net loss under APB Opinion No. 25, net of related tax effects	329	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(488)	(66)	(2,040)

Pro forma	$(35,118)	$(49,585)	$20,353

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Expected term (in years)	5.5	5.5
Dividend yields	0%	0%
Expected volatility	0%	0%
Risk-free interest rate	4.06%	3.69%

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Expected term (in years)	5.5	5.5	3.4
Dividend yields	0%	0%	1.73%
Expected volatility	0%	0%	39.84%
Risk-free interest rate	3.98%	3.69%	3.8%
Note 4: Property and Equipment
     Property and equipment is stated net of accumulated depreciation of $17.9 million at September 30, 2005 (Successor) and $8.4 million at December 31, 2004 (Successor). The following is a summary of depreciation expense (in thousands):

Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Depreciation expense	$3,573	$3,447

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Depreciation expense	$9,842	$4,669	$6,298
Note 5: Goodwill
     The following summarizes the changes in goodwill by geographical segment for the nine months ended September 30, 2005 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2004 (Successor)	$492,115	$447,282	$378,551	$1,317,948
UGS PLM Solutions Inc. purchase price allocation adjustments	(535)	(425)	(412)	(1,372)
D-Cubed, Ltd. purchase price allocation adjustments	—	(1,040)	—	(1,040)
Recording of goodwill for acquisition of Tecnomatix	53,458	110,275	6,157	169,890
Impact of foreign currency translation	—	(56,367)	—	(56,367)

Balance as of September 30, 2005 (Successor)	$545,038	$499,725	$384,296	$1,429,059

     The purchase price allocation adjustments for the acquisition of UGS PLM Solutions Inc. are primarily comprised of acquisition related tax matters.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 6: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2005, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		September 30, 2005 (Successor)
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$92,179	$6,158	$86,021
Acquired software	5.0	528,050	131,850	396,200
Customer accounts	10.0	242,273	32,725	209,548
Maintenance agreements	10.0	110,039	11,993	98,046
Noncompete agreements	2.0	11,460	5,714	5,746
Trademarks/tradenames	7.0	45,786	8,506	37,280

Total other intangible assets		$1,029,787	$196,946	$832,841

		December 31, 2004 (Successor)
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$35,314	$828	$34,486
Acquired software	5.0	456,614	55,284	401,330
Customer accounts	10.0	231,873	13,912	217,961
Maintenance agreements	10.0	76,639	4,574	72,065
Noncompete agreements	2.0	6,860	2,021	4,839
Trademarks/tradenames	7.0	43,286	3,689	39,597

Total other intangible assets		$850,586	$80,308	$770,278

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Capitalized software	$2,641	$125
Acquired software	26,001	22,475
Acquired and other intangible assets	13,174	10,927

Total amortization expense	$41,816	$33,527

Amortization of certain acquired software allocated to operating expense	$739	$782

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Capitalized software	$5,353	$125	$14,038
Acquired software	74,480	31,353	9,595
Acquired and other intangible assets	37,118	14,832	3,540

Total amortization expense	$116,951	$46,310	$27,173

Amortization of certain acquired software allocated to operating expense	$2,341	$1,051	$1,133

     Estimated amortization expense related to intangible assets at September 30, 2005, for the remainder of 2005 and for each of the years in the five year period ending December 31, 2010 and thereafter is: remainder of 2005—$43.9 million; 2006—$183.8 million; 2007—$178.9 million; 2008—$168.2 million; 2009—$92.2 million, 2010—$44.1 million and all remaining years—$121.7 million.
Note 7: Restructuring Activities
     The following table summarizes activity in the restructuring accruals for the nine months ended September 30, 2005 (in thousands):

	Stock	Employee	Exit
	Related	Separations	Costs	Total
Balance at December 31, 2004 (Successor)	$40	$—	$11,869	$11,909
Additions for Tecnomatix acquisition	—	8,100	6,310	14,410
Cash payments	—	(3,317)	(2,207)	(5,524)
Reduction of accrual	(40)	—	—	(40)

Balance at September 30, 2005 (Successor)	$—	$4,783	$15,972	$20,755

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
     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions will affect individuals employed throughout the Company in selling, general and administrative, and research and development positions. The Company estimates the workforce reduction costs will be substantially paid by January 2006. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for both workforce reductions exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the nine months ended September 30, 2005.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 8: Debt
     Debt as of September 30, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (913.6 million yen)	$8,086
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	674,000

Total long-term debt	1,232,086
Less current portion	—

Total long-term debt, less current portion	$1,232,086

     Debt as of December 31, 2004, prior to the amendment to the senior secured credit facility discussed below, consisted of the following (in thousands):

Note payable, due December 31, 2014 (115.0 million yen)	$1,123
Revolving credit facility, due May 27, 2010, LIBOR plus 2.50%	6,000
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due May 27, 2011, LIBOR plus 2.25%	497,500

Total long-term debt	1,054,623
Less current portion	(5,000)

Total long-term debt, less current portion	$1,049,623

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
Note 9: Income Taxes
     Income taxes related to the Company for the Predecessor period are allocated as if they were calculated on a separate return basis. The provision (benefit) for income taxes is summarized as follows (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Current	$12,504	$6,805
Deferred	(14,506)	(9,747)

Total	$(2,002)	$(2,942)

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Current	$25,645	$14,192	$57,502
Deferred	(40,246)	(13,386)	(47,410)

Total	$(14,601)	$806	$10,092

     (Loss) income before income taxes includes the following components (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
U.S. loss	$(8,035)	$(15,708)
Non-U.S. income	1,267	7,935

Total	$(6,768)	$(7,773)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
U.S. (loss) income	$(37,641)	$(60,398)	$13,466
Non-U.S. (loss) income	(11,919)	11,685	19,019

Total	$(49,560)	$(48,713)	$32,485

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
     The tax benefits for the reporting period ended September 30, 2005 were determined on the year-to-date method based on the assessment of the Company’s annual effective tax rate (“ETR”) and the forecasted annual tax position of the Company for 2005 which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the nine months ended September 30, 2005 deviates from the statutory rate primarily because of (i) the in-process research and development charge associated with the Tecnomatix acquisition and (ii) valuation allowance movements. The ETR for the nine months ended September 30, 2004 deviates from the statutory rate primarily because

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
of the in-process research and development charge associated with the acquisition of UGS PLM Solutions Inc.
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
     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the nine months ended September 30, 2005 (in thousands):

Service cost	$2,019
Interest cost	629
Expected return on plan assets	(164)
Amortization of net actuarial loss	44

Net periodic benefit cost	$2,528

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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Revenue	Americas	Europe	Asia Pacific	Total

Three months ended September 30, 2005 (Successor)
Software	$32,535	$34,682	$22,625	$89,842
Maintenance	54,575	48,420	26,711	129,706
Services and other	36,737	27,718	6,246	70,701

Total revenue	$123,847	$110,820	$55,582	$290,249

Three months ended September 30, 2004 (Successor)
Software	$22,945	$29,408	$19,537	$71,890
Maintenance	39,925	36,595	19,229	95,749
Services and other	39,081	22,562	5,840	67,483

Total revenue	$101,951	$88,565	$44,606	$235,122

Revenue	Americas	Europe	Asia Pacific	Total

Nine months ended September 30, 2005 (Successor)
Software	$88,704	$92,247	$63,787	$244,738
Maintenance	156,465	139,718	73,431	369,614
Services and other	113,199	81,416	18,857	213,472

Total revenue	$358,368	$313,381	$156,075	$827,824

Period of May 27, 2004 through September 30, 2004 (Successor)
Software	$36,838	$43,437	$32,085	$112,360
Maintenance	53,234	49,719	27,595	130,548
Services and other	54,904	31,637	7,647	94,188

Total revenue	$144,976	$124,793	$67,327	$337,096

Period of January 1, 2004 through May 26, 2004 (Predecessor)
Software	$36,766	$36,347	$27,667	$100,780
Maintenance	69,885	62,765	30,362	163,012
Services and other	55,229	31,811	6,971	94,011

Total revenue	$161,880	$130,923	$65,000	$357,803

Operating Income	Americas	Europe	Asia Pacific	Total
Three months ended September 30, 2005 (Successor)	$56,123	$51,322	$30,382	$137,827

Three months ended September 30, 2004 (Successor)	$38,640	$39,053	$24,693	$102,386

Operating Income	Americas	Europe	Asia Pacific	Total
Nine months ended September 30, 2005 (Successor)	$157,293	$133,194	$82,887	$373,374

Period of May 27, 2004 through September 30, 2004 (Successor)	$57,837	$56,882	$39,255	$153,974

Period of January 1, 2004 through May 26, 2004 (Predecessor)	$64,060	$50,884	$33,212	$148,156

Accounts Receivable	Americas	Europe	Asia Pacific	Total
As of September 30, 2005 (Successor)	$85,370	$101,608	$43,710	$230,688

As of December 31, 2004 (Successor)	$79,371	$108,356	$45,453	$233,180

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     A reconciliation of operating income for reportable segments to operating income (loss) is as follows (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Total operating income for reportable segments	$137,827	$102,386
Research and development	(44,350)	(33,464)
Amortization of capitalized and acquired software and other intangible assets	(41,077)	(32,745)
Corporate and unallocated costs	(33,052)	(28,543)

Operating income	$19,348	$7,634

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Total operating income for reportable segments	$373,374	$153,974	$148,156
Research and development	(118,990)	(44,470)	(52,851)
In-process research and development	(4,100)	(50,819)	—
Restructuring	(1,774)	—	—
Amortization of capitalized and acquired software and other intangible assets	(114,610)	(45,259)	(26,040)
Corporate and unallocated costs	(97,558)	(38,996)	(36,769)

Operating income (loss)	$36,342	$(25,570)	$32,496

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Successor
	Three months	Three months
	ended	ended
Total Revenue:	September 30, 2005	September 30, 2004
United States	$116,575	$97,198
Germany	40,353	24,216
Japan	30,514	24,920
All Other	102,807	88,788

Total	$290,249	$235,122

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
Total Revenue:	September 30, 2005	September 30, 2004	May 26, 2004
United States	$337,572	$137,495	$152,253
Germany	104,966	31,960	42,309
Japan	85,304	34,460	38,828
All Other	299,982	133,181	124,413

Total	$827,824	$337,096	$357,803

	Successor
	September 30,	December 31,
Net Property, Plant and Equipment:	2005	2004
United States	$22,414	$22,798
Germany	923	768
Japan	1,840	774
All Other	10,132	9,411

Total	$35,309	$33,751

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
Guarantees
     The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in the preparation of these financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its software license agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable. The Company incurred no significant losses related to such indemnifications or guarantees during the three and nine months ended September 30, 2005 and 2004.
Note 13: Comprehensive (Loss) Income
     The following table presents the calculation of comprehensive (loss) income (in thousands):

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Net loss	$(4,766)	$(4,831)
Currency translation adjustments, net of taxes	490	684
Change in fair value of derivative instruments, net of taxes	(773)	(4,146)

Comprehensive loss	$(5,049)	$(8,293)

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Net (loss) income	$(34,959)	$(49,519)	$22,393
Currency translation adjustments, net of taxes	(21,041)	661	(3,390)
Change in fair value of derivative instruments, net of taxes	(151)	(4,146)	—
Change in minimum pension liability	—	—	(651)

Comprehensive (loss) income	$(56,151)	$(53,004)	$18,352

Note 14: Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for the Company’s share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. Beginning January 1, 2006, the Company will recognize the cost of new options granted and the modification of existing options, if any, as of such date using the fair-value-based method. As a result the Company’s stock-based compensation expense included in the statement of operations is expected to be higher in future periods.
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$27,042	$993	$61,807	$—		$89,842
Maintenance	48,735	54	80,917	—		129,706
Services and other	33,974	44,939	36,604	(44,816	)(a)	70,701

Total revenue	109,751	45,986	179,328	(44,816)		290,249

Cost of revenue:
Software	1,890	368	2,503	—		4,761
Maintenance	4,973	49	9,437	—		14,459
Services and other	27,234	—	76,033	(44,816	)(a)	58,451
Amortization of capitalized software and acquired intangible assets	12,355	14,010	5,694	—		32,059

Total cost of revenue	46,452	14,427	93,667	(44,816)		109,730

Gross profit	63,299	31,559	85,661	—		180,519

Operating expenses:
Selling, general and adminstrative	49,061	1,368	57,374	—		107,803
Research and development	44,350	—	—	—		44,350
Amortization of other intangibles assets	2,623	—	6,395	—		9,018

Total operating expenses	96,034	1,368	63,769	—		161,171

Operating (loss) income	(32,735)	30,191	21,892	—		19,348
Interest expense and amortization of deferred financing fees	(25,064)	13,686	(13,819)	—		(25,197)
Other (expense) income, net	(2,367)	236	1,212	—		(919)

(Loss) income before income taxes	(60,166)	44,113	9,285	—		(6,768)
(Benefit) provision for income taxes	(20,692)	15,440	3,250	—		(2,002)

Net (loss) income	$(39,474)	$28,673	$6,035	$—		$(4,766)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended September 30, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$21,295	$393	$50,202	$—		$71,890
Maintenance	36,781	292	58,676	—		95,749
Services and other	38,741	53,906	28,634	(53,798	)(a)	67,483

Total revenue	96,817	54,591	137,512	(53,798)		235,122

Cost of revenue:
Software	177	99	4,741	—		5,017
Maintenance	6,221	28	6,594	—		12,843
Services and other	30,347	40	77,854	(53,798	)(a)	54,443
Amortization of capitalized software and acquired intangible assets	10,144	14,010	1,317	—		25,471

Total cost of revenue	46,889	14,177	90,506	(53,798)		97,774

Gross profit	49,928	40,414	47,006	—		137,348

Operating expenses:
Selling, general and adminstrative	46,314	1,545	41,117	—		88,976
Research and development	20,254	13,210	—	—		33,464
Amortization of other intangibles assets	2,332	—	4,942	—		7,274

Total operating expenses	68,900	14,755	46,059	—		129,714

Operating (loss) income	(18,972)	25,659	947	—		7,634
Interest (expense) income and amortization of deferred financing fees	(20,309)	12,329	(14,472)	—		(22,452)
Other income, net	926	4,377	1,742	—		7,045

(Loss) income before income taxes	(38,355)	42,365	(11,783)	—		(7,773)
(Benefit) provision for income taxes	(13,646)	14,828	(4,124)	—		(2,942)

Net (loss) income	$(24,709)	$27,537	$(7,659)	$—		$(4,831)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$76,763	$1,403	$166,572	$—		$244,738
Maintenance	141,129	300	228,185	—		369,614
Services and other	106,995	134,242	106,276	(134,041	)(a)	213,472

Total revenue	324,887	135,945	501,033	(134,041)		827,824

Cost of revenue:
Software	5,940	520	8,701	—		15,161
Maintenance	15,345	91	26,881	—		42,317
Services and other	82,837	26	232,326	(134,041	)(a)	181,148
Amortization of capitalized software and acquired intangible assets	34,525	42,030	12,728	—		89,283

Total cost of revenue	138,647	42,667	280,636	(134,041)		327,909

Gross profit	186,240	93,278	220,397	—		499,915

Operating expenses:
Selling, general and adminstrative	145,638	2,655	165,089	—		313,382
Research and development	118,990	—	—	—		118,990
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774	—		1,774
Amortization of other intangibles assets	7,868	—	17,459	—		25,327

Total operating expenses	272,496	2,655	188,422	—		463,573

Operating (loss) income	(86,256)	90,623	31,975	—		36,342
Interest expense and amortization of deferred financing fees	(71,279)	42,683	(42,980)	—		(71,576)
Other (expense) income, net	(2,902)	(12,475)	1,051	—		(14,326)

(Loss) income before income taxes	(160,437)	120,831	(9,954)	—		(49,560)
(Benefit) provision for income taxes	(53,408)	42,291	(3,484)	—		(14,601)

Net (loss) income	$(107,029)	$78,540	$(6,470)	$—		$(34,959)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	For the period of May 27, 2004 through September 30, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$34,050	$814	$77,496	$—		$112,360
Maintenance	48,861	366	81,321	—		130,548
Services and other	54,228	65,134	39,810	(64,984	)(a)	94,188

Total revenue	137,139	66,314	198,627	(64,984)		337,096

Cost of revenue:
Software	989	212	6,292	—		7,493
Maintenance	8,205	33	9,984	—		18,222
Services and other	42,047	60	98,381	(64,984	)(a)	75,504
Amortization of capitalized software and acquired intangible assets	13,307	19,458	1,696	—		34,461

Total cost of revenue	64,548	19,763	116,353	(64,984)		135,680

Gross profit	72,591	46,551	82,274	—		201,416

Operating expenses:
Selling, general and adminstrative	62,847	3,022	55,030	—		120,899
Research and development	31,260	13,210	—	—		44,470
In-process research and development	50,200	—	619	—		50,819
Amortization of other intangibles assets	3,972	—	6,826	—		10,798

Total operating expenses	148,279	16,232	62,475	—		226,986

Operating (loss) income	(75,688)	30,319	19,799	—		(25,570)
Interest (expense) income and amortization of deferred financing fees	(28,267)	16,045	(18,186)	—		(30,408)
Other income, net	6,643	618	4	—		7,265

(Loss) income before income taxes	(97,312)	46,982	1,617	—		(48,713)
(Benefit) provision for income taxes	(16,204)	16,444	566	—		806

Net (loss) income	$(81,108)	$30,538	$1,051	$—		$(49,519)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	For the period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
Software	$33,411	$1,609	$65,760	$—		$100,780
Maintenance	63,974	204	98,834	—		163,012
Services and other	53,866	73,969	40,095	(73,919	)(a)	94,011

Total revenue	151,251	75,782	204,689	(73,919)		357,803

Cost of revenue:
Software	3,937	275	2,951	—		7,163
Maintenance	7,709	51	13,417	—		21,177
Services and other	43,487	(1)	111,692	(73,919	)(a)	81,259
Amortization of capitalized software and acquired intangible assets	23,540	—	—	—		23,540

Total cost of revenue	78,673	325	128,060	(73,919)		133,139

Gross profit	72,578	75,457	76,629	—		224,664

Operating expenses:
Selling, general and adminstrative	78,282	439	58,096	—		136,817
Research and development	48,685	3,084	1,082	—		52,851
Amortization of other intangibles assets	2,500	—	—	—		2,500

Total operating expenses	129,467	3,523	59,178	—		192,168

Operating (loss) income	(56,889)	71,934	17,451	—		32,496
Interest (expense) income, net	(2,070)	—	49	—		(2,021)
Other (expense) income, net	395	2,042	(427)	—		2,010

(Loss) income before income taxes	(58,564)	73,976	17,073	—		32,485
(Benefit) provision for income taxes	(21,775)	25,891	5,976	—		10,092

Net (loss) income	$(36,789)	$48,085	$11,097	$—		$22,393

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(3,100)	$1,202	$78,151	$—		$76,253
Accounts receivable, net	74,451	637	155,600	—		230,688
Prepaids and other	10,199	—	8,704	—		18,903
Deferred income taxes	43,696	—	—	—		43,696

Total current assets	125,246	1,839	242,455	—		369,540

Property and equipment, net	21,580	—	13,729	—		35,309
Goodwill	324,106	542,785	562,168	—		1,429,059
Capitalized and acquired software, net	207,231	204,702	70,288	—		482,221
Customer accounts, net	79,086	—	130,462	—		209,548
Other intangible assets, net	48,262	—	92,810	—		141,072
Intercompany balances	—	598,748	—	(598,748	)(b)	—
Other assets	823,645	—	5,414	(788,253	)(a)	40,806

Total assets	$1,629,156	$1,348,074	$1,117,326	$(1,387,001)		$2,707,555

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$72,250	$467	$98,344	$—		$171,061
Deferred revenue	64,314	706	78,378	—		143,398
Income taxes payable	—	—	1,117	—		1,117
Intercompany balances	150,091	—	448,657	(598,748	)(b)	—

Total current liabilities	286,655	1,173	626,496	(598,748)		315,576

Other long-term liabilities	—	9,578	38,525	—		48,103
Deferred income taxes	23,813	71,646	102,607	—		198,066
Long-term debt	1,224,000	—	8,086	—		1,232,086

Total stockholder’s equity	94,688	1,265,677	341,612	(788,253	)(a)	913,724

Total liabilities and stockholder’s equity	$1,629,156	$1,348,074	$1,117,326	$(1,387,001)		$2,707,555

(a)	– Elimination of investment in guarantor subsidiary.

(b)	– Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(1,951)	$251	$60,100	$—		$58,400
Accounts receivable, net	74,211	1,980	156,989	—		233,180
Prepaids and other	14,458	220	9,191	—		23,869
Deferred income taxes	60,978	—	1,912	—		62,890

Total current assets	147,696	2,451	228,192	—		378,339

Property and equipment, net	21,884	—	11,867	—		33,751
Goodwill	325,681	542,785	449,482	—		1,317,948
Capitalized and acquired software, net	182,737	246,732	6,347	—		435,816
Customer accounts, net	85,941	—	132,020	—		217,961
Other intangible assets, net	54,073	—	62,428	—		116,501
Intercompany credit agreement	70,888	205,734	—	(276,622	)(b)	—
Other assets	592,688	—	5,874	(555,866	)(a)	42,696

Total assets	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$67,243	$325	$82,722	$—		$150,290
Deferred revenue	49,376	1,242	59,409	—		110,027
Income taxes payable	—	—	337	—		337
Intercompany credit agreement	—	—	276,622	(276,622	)(b)	—
Current portion of long-term debt	5,000	—	—	—		5,000

Total current liabilities	121,619	1,567	419,090	(276,622)		265,654

Other long-term liabilities	—	26,390	14,621	—		41,011
Deferred income taxes	63,736	86,357	67,029	—		217,122
Long-term debt	1,048,500	—	1,123	—		1,049,623

Total stockholder’s equity	247,733	883,388	394,347	(555,866	)(a)	969,602

Total liabilities and stockholder’s equity	$1,481,588	$997,702	$896,210	$(832,488)		$2,543,012

(a)	– Elimination of investment in guarantor subsidiary.

(b)	– Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(107,029)	$78,540	$(6,470)	$(34,959)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(14,970)	(14,711)	(10,565)	(40,246)
Depreciation and amortization	50,653	42,030	34,109	126,792
Amortization of deferred financing fees	4,231	—	—	4,231
In-process research and development	—	—	4,100	4,100
Stock-based compensation	467	—	—	467
Other	817	(157)	2,260	2,920
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	22,782	22,782
Unrealized gain on foreign currency revaluation of derivative instruments	—	(17,044)	—	(17,044)
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	182	1,500	8,446	10,128
Prepaids and other	4,611	220	1,637	6,468
Accounts payable and accrued liabilities	6,062	142	(5,214)	990
Deferred revenue	11,869	(536)	21,042	32,375
Income taxes payable	—	—	(118)	(118)
Other long-term liabilities	—	—	(425)	(425)

Total adjustments	63,922	11,444	78,054	153,420

Net cash (used in) provided by operating activities	(43,107)	89,984	71,584	118,461

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(218,437)	(218,437)
Cash received from prior parent for acquisition related tax matters	11,354	—	—	11,354
Payments for purchases of property and equipment	(5,805)	—	(2,737)	(8,542)
Capitalized software costs	(55,061)	—	(1,828)	(56,889)
Proceeds from sale of marketable securities	—	—	23,194	23,194
Other	(2,278)	280	1,156	(842)

Net cash (used in) provided by investing activities	(51,790)	280	(198,652)	(250,162)

Cash flows from financing activities
Intercompany borrowings (payments)	(74,961)	(89,313)	164,274	—
Proceeds from revolver credit line	118,551	—	—	118,551
Payments on revolver credit line	(124,551)	—	—	(124,551)
Proceeds from notes payable	—	—	10,297	10,297
Payments on notes payable	—	—	(2,773)	(2,773)
Proceeds from bank notes and bonds, net	225,201	—	8,903	234,104
Payments on bank notes and bonds	(51,000)	—	(32,430)	(83,430)
Capital contributed by parent	508	—	—	508

Net cash provided by (used in) financing activities	93,748	(89,313)	148,271	152,706

Effect of exchange rates on cash and cash equivalents	—	—	(3,152)	(3,152)

Net decrease in cash and cash equivalents	(1,149)	951	18,051	17,853
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$(3,100)	$1,202	$78,151	$76,253

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	For the period of May 27, 2004 through September 30, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(81,108)	$30,538	$1,051	$(49,519)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for deferred income taxes	(2,847)	(6,810)	(2,983)	(12,640)
Depreciation and amortization	21,242	19,458	10,279	50,979
Amortization of deferred financing fees	1,743	—	—	1,743
In-process research and development	50,200	—	619	50,819
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(3,711)	(3,711)
Unrealized loss on foreign currency revaluation of derivative instruments	4,290	—	—	4,290
Other	492	—	115	607
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(10,124)	782	11,383	2,041
Prepaids and other	2,722	10	(3,815)	(1,083)
Accounts payable and accrued liabilities	245	(5,149)	40	(4,864)
Deferred revenue	9,598	(256)	6,617	15,959
Income taxes payable	—	—	2,795	2,795
Other long-term liabilities	—	—	1,348	1,348

Total adjustments	77,561	8,035	22,687	108,283

Net cash (used in) provided by operating activities	(3,547)	38,573	23,738	58,764

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,023,367)	—	(16,335)	(2,039,702)
Payments for purchases of property and equipment	(3,442)	—	(1,721)	(5,163)
Capitalized software costs	(22,077)	—	—	(22,077)
Other	(1,778)	30	(258)	(2,006)

Net cash (used in) provided by investing activities	(2,050,664)	30	(18,314)	(2,068,948)

Cash flows from financing activities
Payments under intercompany credit agreement	18,024	(37,533)	19,509	—
Proceeds from notes payable	—	—	1,025	1,025
Proceeds from revolver credit line	55,056	—	—	55,056
Borrowings from revolver credit line	(31,197)	—	—	(31,197)
Proceeds from bank notes and bonds, net	1,015,832	—	—	1,015,832
Borrowings from bank notes and bonds	(1,250)	—	—	(1,250)
Proceeds from private investors	1,001,502	—	—	1,001,502

Net cash provided by (used in) financing activities	2,057,967	(37,533)	20,534	2,040,968

Effect of exchange rates on cash and cash equivalents	—	—	678	678

Net increase in cash and cash equivalents	3,756	1,070	26,636	31,462
Cash and cash equivalents at beginning of period	741	—	27,721	28,462

Cash and cash equivalents at end of period	$4,497	$1,070	$54,357	$59,924

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	For the period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(36,789)	$48,085	$11,097	$22,393
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(47,410)	—	—	(47,410)
Depreciation and amortization	30,921	—	2,550	33,471
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	2,362	2,362
Other	376	570	1,331	2,277
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	21,080	1,162	(9,180)	13,062
Prepaids and other	(2,635)	37	5,955	3,357
Accounts payable and accrued liabilities	(12,260)	(425)	4,366	(8,319)
Deferred revenue	6,864	(712)	26,327	32,479
Income taxes payable	—	—	22,520	22,520
Other long-term liabilities	—	—	1,777	1,777

Total adjustments	(3,064)	632	58,008	55,576

Net cash (used in) provided by operating activities	(39,853)	48,717	69,105	77,969

Cash flows from investing activities
Purchases of property and equipment	(2,997)	—	(1,345)	(4,342)
Capitalized software costs	(24,753)	—	—	(24,753)
Other	(922)	—	1,378	456

Net cash (used in) provided by investing activities	(28,672)	—	33	(28,639)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	74,764	(49,371)	(86,379)	(60,986)

Net cash provided by (used in) financing activities	74,764	(49,371)	(86,379)	(60,986)

Effect of exchange rates on cash and cash equivalents	—	—	(196)	(196)

Net increase (decrease) in cash and cash equivalents	6,239	(654)	(17,437)	(11,852)
Cash and cash equivalents at beginning of period	(5,498)	654	45,158	40,314

Cash and cash equivalents at end of period	$741	$—	$27,721	$28,462

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 16: Subsequent Event
     In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, accounts receivable from this customer approximated $2.3 million, with $2.2 million relating to services and maintenance contracts. Until the matter is considered by the bankruptcy judge, it is uncertain what effect the bankruptcy petition will have on the ultimate collectibility of this account.
     During the 90 days prior to the bankruptcy filing, the Company received payments from this customer aggregating approximately $2.7 million, with a total of $2.6 million relating to services and maintenance contracts. Since the payments were made within 90 days of the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to avoid the payment as a preference. In the event such a claim was brought, the Company would contest such claim vigorously, and the Company believes it would ultimately prevail. However, given the uncertainties inherent in bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company’s favor.
     As the Company currently does not believe that it will suffer losses as a result of the filing of this bankruptcy petition, the September 30, 2005 financial statements have not been adjusted for any possible losses. The Company will assess its position on an ongoing basis as the bankruptcy proceeding progresses.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this Quarterly Report on Form 10-Q that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2005 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a failure of the PLM market to develop, loss or downsizing of key customers, highly competitive industry, inability to deliver new and innovative PLM software products and services, substantial, prolonged economic downturn in the markets, disruptions in international markets, future terrorist attacks, an increase in interest rates, changes in pricing models for PLM software products, and intellectual property rights protection and infringement claims. These risks are described in our Registration Statement on Form S-4 (File No. 333-123664) under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Basis of Presentation
     Our condensed consolidated financial statements for the Predecessor period ended May 26, 2004 were prepared using our historical basis of accounting. As a result of the acquisition of UGS PLM Solutions Inc. on May 27, 2004, a new basis of accounting began on May 27, 2004. We have prepared our discussion of the results of operations by comparing the three and nine months ended September 30, 2005 with the mathematical combination of the Successor and Predecessor periods in the three and nine months ended September 30, 2004. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe it provides the most meaningful method of comparison. The combined operating results have not been prepared as pro forma results under applicable regulations and may not reflect the actual results we would have achieved absent the adjustments for purchase accounting and may not be predictive of future results of operations.
Key Business Metrics
     Our business performance is directly impacted by our ability to generate software revenue through the sale of CAx and collaborative product development management (“cPDM”) licenses to existing and new customers. CAx includes computer aided design (“CAD”), computer aided engineering (“CAE”) and computer aided manufacturing (“CAM”) applications. In conjunction with our initial license sale, we generally sign maintenance contracts to provide technical services as needed by customers in order to successfully implement the PLM software in their organization. Following the initial license sale, our objective is to sign and subsequently renew maintenance contracts. We actively manage our business with the goal of maximizing research and development and sales and marketing productivity. To that end, we carefully evaluate capital investments in research and development projects and sales and marketing initiatives. The following is a brief description of the major components of our financial performance and how we manage them.
Revenue
     We earn revenue from three primary sources: software, maintenance and services. For the nine months ended September 30, 2005, software accounted for 29.6% of total revenue, maintenance accounted for 44.6% and services and other accounted for 25.8%. Software revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. Software sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the software sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by software sales and includes technical services such as training and implementation to facilitate the efficient implementation and usage of our software.
     For the nine months ended September 30, 2005, approximately 60.2% of our total revenue was generated from CAx applications, while the remaining 39.8% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.
Cost of Revenue
     Our software and maintenance revenue have high gross margins because they require limited resources and costs after the initial sale. Services revenue is labor intensive and usually customer- or industry-specific and consequently entails more direct costs than either license or maintenance revenue. The cost of software revenue includes packaging, distribution and third-party royalties; the cost of maintenance revenue is comprised of help desk and technical support and third-party royalties; and the cost of services revenue consists of labor, labor-related costs for teams of technical specialists and third-party contractors. Cost of revenue also includes amortization of intangible assets for capitalized and acquired software and maintenance agreements.
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
     We also offer products through third-party distributors and have some value-added resellers. Our indirect sales channel consists of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, Japan and South Korea. Solid Edge is primarily marketed and licensed through our indirect sales channels and is part of our mid-market CAx offering.
     Our global marketing organization focuses on product level initiatives to increase brand equity. We utilize direct marketing initiatives to generate new leads for our sales force. Marketing costs include salaries, trade shows, conferences, product collateral, sponsorship fees and local seminars.
Research and Development Costs
     Research and development expenses include payroll, employee benefits, other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as research and development. Once projects achieve technological feasibility, we capitalize the software development costs until the product is available for general release. Expenses for major projects are carefully evaluated to manage return on investment requirements. As a percentage of revenue, we expect that our research and development spending will continue in line with historic levels. In addition, we have agreed with one of our major customers that unless it otherwise consents, we will maintain research and development expenses at or above a minimum percentage of total revenue. The required percentage is significantly below the percentage anticipated for the foreseeable future and, accordingly, we do not anticipate any impact of this commitment.
     In the comparisons that follow in this section, we define Total Research and Development Costs as the sum of research and development expenses, which appear as an expense line item on our condensed consolidated statement of operations, and capitalized software costs. We exclude third-party royalty fees, which are included in cost of revenue. The following is a summary of Total Research and Development Costs (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30, 2005	September 30, 2004
Research and development costs	$44,350	$33,464
Capitalized software costs	17,444	15,741

Total Research and Development Costs	$61,794	$49,205

	Successor		Predecessor
		Period of	Period of
	Nine months	May 27, 2004	January 1, 2004
	ended	through	through
	September 30, 2005	September 30, 2004	May 26, 2004
Research and development costs	$118,990	$44,470	$52,851
Capitalized software costs	56,889	22,077	24,753

Total Research and Development Costs	$175,879	$66,547	$77,604

Factors Affecting our Results of Operations
     In making comparisons of our financial performance for the periods presented, it is important to be aware of the following factors that have impacted our stated financial results:
Impact of the Acquisition of UGS PLM Solutions Inc.
     The purchase price of UGS PLM Solutions Inc. was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of our assets and liabilities at closing was allocated to goodwill, which is subject to annual impairment review. From September 2001 through May 26, 2004, we operated as a wholly owned subsidiary of EDS, who provided us with certain tax, legal, treasury, finance, accounting, marketing and human resource services. Our condensed consolidated financials for the period of January 1, 2004 through May 26, 2004 reflect the costs that EDS charged us for these services. For the nine months ended September 30, 2005, additional costs for these types of activities, along with the incremental costs we incurred as a stand-alone entity subsequent to the acquisition date, were approximately $8.0 million.
     The purchase accounting adjustments that had a material impact on our financial position and results of operations include:
Deferred Revenue
     Prior to the acquisition, our deferred revenue balance was $138.3 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $48.8 million, which resulted in a beginning deferred revenue balance on May 27, 2004 of $89.5 million. This adjustment has the effect of reducing revenue in periods subsequent to the acquisition for approximately one year. The deferred revenue adjustment resulted in lower total revenue of $6.7 million for the nine months ended September 30, 2005. For 2004, the deferred revenue adjustment resulted in lower total revenue of $26.9 million for the period of May 27, 2004 through September 30, 2004. The reduction in revenue in these periods results in corresponding reductions to gross profit, operating income and income before income taxes.

Amortization of Acquired Intangible Assets
     Prior to the acquisition, our intangible assets balance, net of accumulated amortization, was $216.1 million. As a result of the purchase accounting associated with the acquisition, the prior net intangible asset balance was written off and a new basis of $805.8 million was allocated to intangible assets pursuant to a valuation. This results in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. The initial annual amortization will be approximately $130.0 million, or approximately $32.5 million on a quarterly basis.
Capitalization of Software Development Costs
     Due to the purchase accounting associated with acquisition, the book value of all capitalized software as of May 26, 2004 was written off and included in the valuation of completed technology (software) discussed above. As a result, amortization of capitalized software is lower when compared to the prior year, resulting in amortization of $5.4 million for the nine months ended September 30, 2005 compared to $14.2 million for the nine months ended September 30, 2004. As we continue to capitalize internally developed software we expect our annual amortization of capitalized software (which is reflected in cost of revenue) will grow until it reaches a level consistent with pre-acquisition software capitalization levels (anticipated to occur in 2008).
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
Tecnomatix Technologies Ltd.
     On April 1, 2005, we acquired all of the outstanding equity of Tecnomatix Technologies Ltd. (“Tecnomatix”) for an aggregate purchase price of $218.4 million, net of cash acquired. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. We financed this acquisition primarily from borrowings under our senior secured credit facility, which we amended to permit such additional borrowings for this purpose. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, was preliminarily allocated to goodwill, which will be subject to annual impairment review. A total of $121.4 million was preliminarily allocated to intangible assets pursuant to a valuation. This will result in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. Amortization in the first year will be approximately $17.0 million, or approximately $5.7 million on a quarterly basis. We also adjusted deferred revenue as of April 1, 2005 by $4.9 million to reflect the deferred revenue balance at its fair value, which has the effect of reducing revenue in periods subsequent to the acquisition through March 2006. For the three months ended September 30, 2005, the deferred revenue adjustment resulted in lower total revenue of $1.6 million. For the nine months ended September 30, 2005, the deferred revenue adjustment resulted in lower total revenue of $3.6 million.

Acquisition Related Interest Expense
     As part of the acquisition of UGS PLM Solutions Inc., we entered into long-term debt arrangements that provided for a $500.0 million term loan, a $125.0 million revolving credit facility and $550.0 million of senior subordinated notes. In addition, for the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. These activities result in higher interest expense in 2005 when compared to the 2004 Predecessor and Successor periods. Based on the debt balances and interest rates outstanding as of September 30, 2005, interest expense for the remaining three months of fiscal 2005 is projected to be approximately $25.7 million.
Services Arrangement
     We have historically deployed certain of our personnel from our research and development group to support the services arrangement of one of our largest customers with the revenue being classified as services revenue and the underlying cost being allocated to cost of revenue. As a result of a modification to our services agreement with this customer in November 2004, such resources will no longer be deployed directly in support of such an engagement. In addition, revenue from this arrangement is now classified as maintenance revenue. For the three months ended September 30, 2005, our maintenance revenue increased by approximately $5.9 million, offset by a decline in services revenue of approximately $3.7 million. In addition, our cost of revenue was lower by approximately $2.3 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $4.5 million when compared to the prior year.
     For the nine months ended September 30, 2005, our maintenance revenue increased by approximately $19.1 million, offset by a decline in services revenue of approximately $10.3 million. In addition, our cost of revenue was lower by approximately $6.3 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $15.1 million when compared to the prior year.
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
     Professional services generally are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Our revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer.
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
Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. We perform our annual impairment test at October 1, or more frequently if circumstances indicate the potential for impairment, which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows, which require the use of estimates of our future performance. There are no impairment losses for the periods presented.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for our share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. Beginning January 1, 2006, we will recognize the cost of new options granted and the modification of existing options, if any, as of such date using the fair-value-based method. As a result our stock-based compensation expense included in the statement of operations is expected to be higher in future periods.
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
Geographic Segment Revenue
     The Americas segment represented 42.7% of total segment revenue for the three months ended September 30, 2005 and 43.3% for the nine months ended September 30, 2005. For the three months ended September 30, 2005, the Americas total revenue increased $21.8 million, or 21.4%, to $123.8 million from $102.0 million for the three months ended September 30, 2004. Total revenue benefited, in part, from increased license revenue, which was due to a combination of increased transaction volume and higher average deal size. Although maintenance revenue was also higher, the increase was more pronounced due to the $7.2 million purchase accounting adjustment for deferred revenue. Total revenue includes $6.6 million from the addition of Tecnomatix operations beginning April 1, 2005
     For the nine months ended September 30, 2005, the Americas total revenue increased $51.5 million, or 16.8%, to $358.4 million from $306.9 million for the nine months ended September 30, 2004. Revenue increased for all components compared to the same period in 2004. Maintenance revenue increased $33.3 million, which was due, in part, to the classification of revenue from one of our largest customers that is now recognized as maintenance revenue. Maintenance revenue also increased as a result of maintenance associated with the increased volume of license transactions and renewals on the existing customer base. Additionally, the increase in maintenance revenue was more pronounced because the purchase accounting adjustment for deferred revenue for the nine months ended September 30, 2005 only resulted in reduced revenue of $4.5 million while the reduction in revenue for nine months ended September 30, 2004 was $12.6 million. Total revenue also benefited from increased license revenue of $15.1 million, which was due to increased transaction volume and higher average deal size. Total revenue includes $12.1 million from the addition of Tecnomatix operations beginning April 1, 2005.
     The Europe segment represented 38.2% of total segment revenue for the three months ended September 30, 2005 and 37.9% for the nine months ended September 30, 2005. Total revenue in Europe for the three months ended September 30, 2005 increased $22.2 million, or 25.1%, to $110.8 million from $88.6 million for the three months ended September 30, 2004. Revenue increased for all components compared to the same period in 2004. Total revenue increased primarily as a result of higher maintenance revenue of $11.8 million, which resulted from maintenance on new license sales and renewals on the existing customer base. Although maintenance revenue was higher, the increase was more pronounced due to the $4.7 million purchase accounting adjustment for deferred revenue. Total revenue also increased due to services revenue that was primarily driven by growth in cPDM services projects, which are generally larger in scope than CAx services projects. Total revenue includes $10.2 million from the addition of Tecnomatix operations beginning April 1, 2005.
     For the nine months ended September 30, 2005, total revenue in Europe increased $57.7 million, or 22.6%, to $313.4 million from $255.7 million for the nine months ended September 30, 2004. Revenue increased for all components compared to the same period in 2004. Total revenue increased primarily as a result of higher maintenance revenue of $27.2 million, which resulted from maintenance on new license sales and renewals on the existing customer base. Although maintenance revenue was higher, the increase was more pronounced due to the $5.2 million purchase accounting adjustment for deferred revenue. Total revenue also increased $18.0 million due to services revenue that was primarily driven by growth in cPDM services projects, which are generally larger in scope than CAx services projects. The Europe segment also experienced favorable exchange rates during the period. Total revenue includes $19.8 million from the addition of Tecnomatix operations beginning April 1, 2005.
     Our Asia Pacific segment represented 19.1% of total segment revenue for the three months ended September 30, 2005 and 18.8% for the nine months ended September 30, 2005. Asia’s total revenue increased $11.0 million, or 24.7%, to $55.6 million for the three months ended September 30, 2005 from $44.6 million for the three months ended September 30, 2004. The increase was primarily due to growth in maintenance revenue, which was aided by renewals of back maintenance contracts that had previously expired. Total revenue includes $3.7 million from the addition of Tecnomatix operations beginning April 1, 2005.
     For the nine months ended September 30, 2005, total revenue in Asia Pacific increased $23.8 million, or 18.0%, to $156.1 million from $132.3 million for the nine months ended September 30, 2004. The increase was primarily due to growth in maintenance revenue, which benefited from increased maintenance orders and renewals of back maintenance contracts that had previously expired. Services revenue also increased in South Korea and Japan as a result of growth in cPDM services projects, which are generally larger in scope than CAx services projects. Total revenue includes $7.9 million from the addition of Tecnomatix operations beginning April 1, 2005.
Geographic Segment Operating Income
     The Americas represented 40.7% of total segment operating income for the three months ended September 30, 2005 and 37.7% for the three months ended September 30, 2004. For the three months ended September 30, 2005, the Americas operating income increased $17.5 million, or 45.3%, to $56.1 million from $38.6 million for the three months ended September 30, 2004. The increase was primarily driven by the increase in revenue discussed above. For the three months ended September 30, 2005, the

Americas operating margin increased to 45.1% from 37.9% for the three months ended September 30, 2004. The margin increase was due to improved services margins that were primarily the result of increased utilization rates.
     The Americas represented 42.1% of total segment operating income for the nine months ended September 30, 2005 and 40.3% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the Americas operating income increased $35.4 million, or 29.0%, to $157.3 million from $121.9 million for the nine months ended September 30, 2004. The increase was primarily driven by the increase in revenue discussed above. For the nine months ended September 30, 2005, the Americas operating margin increased to 45.3% from 39.7% for the nine months ended September 30, 2004. The margin increase was due to improved services margins that were primarily the result of increased utilization rates.
     Europe represented 37.2% of total segment operating income for the three months ended September 30, 2005 and 38.2% for the three months ended September 30, 2004. For the three months ended September 30, 2005, operating income in Europe increased $12.2 million, or 31.2%, to $51.3 million from $39.1 million for the three months ended September 30, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended September 30, 2005, operating margins in Europe increased to 46.3% from 44.1% for the three months ended September 30, 2004. The margin increase was primarily attributable to an increase in maintenance revenue, which typically carries a higher margin.
     Europe represented 35.7% of total segment operating income for the nine months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, operating income in Europe increased $25.4 million, or 23.6%, to $133.2 million from $107.8 million for the nine months ended September 30, 2004. The increase was driven by the growth in revenue discussed above. For the nine months ended September 30, 2005, operating margins in Europe decreased slightly to 42.5% from 42.1% for the nine months ended September 30, 2004. The margin decrease was primarily attributable to an increased usage of third-party consultants for certain services projects, which we expect will continue for the foreseeable future.
     Asia Pacific represented 22.1% of total segment operating income for the three months ended September 30, 2005 and 24.1% for the three months ended September 30, 2004. For the three months ended September 30, 2005, operating income in Asia Pacific increased $5.7 million, or 23.1%, to $30.4 million from $24.7 million for the three months ended September 30, 2004. The increase was driven by the growth in revenue discussed above. For the three months ended September 30, 2005, operating margins in Asia Pacific decreased to 54.7% from 55.4% for the three months ended September 30, 2004. The decrease was primarily attributable to the increased usage of third-party consultants, which we expect will continue for the foreseeable future.
     Asia Pacific represented 22.2% of total segment operating income for the nine months ended September 30, 2005 and 24.0% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, operating income in Asia Pacific increased $10.4 million, or 14.3%, to $82.9 million from $72.5 million for the nine months ended September 30, 2004. The increase was driven by the growth in revenue discussed above. For the nine months ended September 30, 2005, operating margins in Asia Pacific decreased to 53.1% from 54.8% for the nine months ended September 30, 2004. The decrease was primarily attributable to the increased usage of third-party consultants, which we expect will continue for the foreseeable future.
     The following table represents our segment revenue and our segment operating income, which excludes certain corporate level charges that we do not allocate by segment (in thousands):

	Successor
	Three	Three
	months ended	months ended
	September 30, 2005	September 30, 2004
Americas:
Revenue	$123,847	$101,951
Operating income	56,123	38,640
Europe:
Revenue	110,820	88,565
Operating income	51,322	39,053
Asia Pac:
Revenue	55,582	44,606
Operating income	30,382	24,693
Total Segments:
Revenue	290,249	235,122
Operating income	$137,827	$102,386

	Successor		Predecessor
		Period of	Period of	Combined (a)
	Nine	May 27, 2004	January 1, 2004	Nine
	months ended	through	through	months ended
	September 30, 2005	September 30, 2004	May 26, 2004	September 30, 2004
Americas:
Revenue	$358,368	$144,976	$161,880	$306,856
Operating income	157,293	57,837	64,060	121,897
Europe:
Revenue	313,381	124,793	130,923	255,716
Operating income	133,194	56,882	50,884	107,766
Asia Pac:
Revenue	156,075	67,327	65,000	132,327
Operating income	82,887	39,255	33,212	72,467
Total Segments:
Revenue	827,824	337,096	357,803	694,899
Operating income	$373,374	$153,974	$148,156	$302,130

(a)	As described above, our combined results for the nine months ended September 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.
     A reconciliation of operating income for reportable segments to operating income (loss) is as follows (in thousands):

	Successor
	Three months	Three months
	ended	ended
	September 30,	September 30,
	2005	2004
Total operating income for reportable segments	$137,827	$102,386
Research and development	(44,350)	(33,464)
Amortization of capitalized and acquired software and other intangible assets	(41,077)	(32,745)
Corporate and unallocated costs	(33,052)	(28,543)

Operating income	$19,348	$7,634

	Successor		Predecessor
		Period of		Combined (a)
	Nine months	May 27, 2004	Period of	Nine months
	ended	through	January 1, 2004	ended
	September 30,	September 30,	through	September 30,
	2005	2004	May 26, 2004	2004
Total operating income for reportable segments	$373,374	$153,974	$148,156	$302,130
Research and development	(118,990)	(44,470)	(52,851)	(97,321)
In-process research and development	(4,100)	(50,819)	—	(50,819)
Restructuring	(1,774)	—	—	—
Amortization of capitalized and acquired software and other intangible assets	(114,610)	(45,259)	(26,040)	(71,299)
Corporate and unallocated costs	(97,558)	(38,996)	(36,769)	(75,765)

Operating income (loss)	$36,342	$(25,570)	$32,496	$6,926

(a)	As described above, our combined results for the nine months ended September 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results.
Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net (loss) income and other information for the periods indicated (in thousands):

	Successor
	Three months ended		Three months ended
	September 30, 2005		September 30, 2004
Revenue:		(percentage of total revenue)		(percentage of total revenue)
Software	$89,842	31.0%	$71,890	30.6%
Maintenance	129,706	44.6%	95,749	40.7%
Services and other (a)	70,701	24.4%	67,483	28.7%

Total revenue	290,249	100.0%	235,122	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	109,730	37.8%	97,774	41.6%

Gross profit	180,519	62.2%	137,348	58.4%

Operating expenses:
Selling, general and administrative	107,803	37.1%	88,976	37.8%
Research and development	44,350	15.3%	33,464	14.2%
Amortization of other intangible assets	9,018	3.1%	7,274	3.1%

Total operating expenses	161,171	55.5%	129,714	55.2%

Operating income	19,348	6.7%	7,634	3.2%
Interest expense and amortization of deferred financing fees	(25,197)	-8.7%	(22,452)	-9.5%
Other (expense) income, net	(919)	-0.3%	7,045	3.0%

Loss before taxes	(6,768)	-2.3%	(7,773)	-3.3%
Provision (benefit) for income taxes	(2,002)	-0.7%	(2,942)	-1.3%

Net loss	$(4,766)	-1.6%	$(4,831)	-2.1%

(a)	Other revenue consists primarily of hardware sales.

		Successor		Predecessor
			Period of	Period of
			May 27, 2004	January 1, 2004	Combined (b)
	Nine months ended		through	through	Nine months ended
	September 30, 2005		September 30, 2004	May 26, 2004	September 30, 2004
Revenue:		(percentage of total revenue)				(percentage of total revenue)
Software	$244,738	29.6%	$112,360	$100,780	$213,140	30.7%
Maintenance	369,614	44.6%	130,548	163,012	293,560	42.2%
Services and other (a)	213,472	25.8%	94,188	94,011	188,199	27.1%

Total revenue	827,824	100.0%	337,096	357,803	694,899	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	327,909	39.6%	135,680	133,139	268,819	38.7%

Gross profit	499,915	60.4%	201,416	224,664	426,080	61.3%

Operating expenses:
Selling, general and administrative	313,382	37.9%	120,899	136,817	257,716	37.1%
Research and development	118,990	14.4%	44,470	52,851	97,321	14.0%
In-process research and development	4,100	0.5%	50,819	—	50,819	7.3%
Restructuring	1,774	0.2%	—	—	—	—
Amortization of other intangible assets	25,327	3.1%	10,798	2,500	13,298	1.9%

Total operating expenses	463,573	56.0%	226,986	192,168	419,154	60.3%

Operating income (loss)	36,342	4.4%	(25,570)	32,496	6,926	1.0%
Interest expense and amortization of deferred financing fees	(71,576)	-8.6%	(30,408)	(2,021)	(32,429)	-4.7%
Other (expense) income, net	(14,326)	-1.7%	7,265	2,010	9,275	1.3%

(Loss) income before taxes	(49,560)	-6.0%	(48,713)	32,485	(16,228)	-2.3%
Provision (benefit) for income taxes	(14,601)	-1.8%	806	10,092	10,898	1.6%

Net (loss) income	$(34,959)	-4.2%	$(49,519)	$22,393	$(27,126)	-3.9%

(a)	Other revenue consists primarily of hardware sales.

(b)	As described above, our combined results for the nine months ended September 30, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through June 30, 2004. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it enables the most meaningful comparison of our results

Three Months Ended September 30, 2005 (Successor) Compared to the Three Months ended September 30, 2004 (Successor)
Total Revenue
     For the three months ended September 30, 2005, total revenue increased $55.1 million, or 23.4%, to $290.2 million from $235.1 million for the three months ended September 30, 2004. Revenue increased for all components compared to the same period in 2004. Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $20.5 million. In addition, the increase in total revenue was more pronounced because the purchase accounting adjustment for deferred revenue for the three months ended September 30, 2005 only resulted in reduced revenue of $2.2 million while the reduction in revenue for three months ended September 30, 2004 was $16.5 million.
•	Software. Software revenue accounted for 31.0% of total revenue for the three months ended September 30, 2005 compared to 30.6% for the three months ended September 30, 2004. For the three months ended September 30, 2005, software revenue grew $17.9 million, or 24.9%, to $89.8 million from $71.9 million for the three months ended September 30, 2004. Software revenue was aided by increased transaction volume and higher average deal size. Software revenue in the 2005 period includes Tecnomatix, which contributed revenue of $7.5 million.

•	Maintenance. Maintenance revenue accounted for 44.6% of total revenue for the three months ended September 30, 2005 and 40.7% of total revenue for the three months ended September 30, 2004. For the three months ended September 30, 2005, maintenance revenue increased $34.0 million, or 35.5%, to $129.7 million from $95.7 million for the three months ended September 30, 2004. The increase in maintenance revenue was due, in part, to the net impact of purchase accounting adjustments for deferred revenue described above. The increase was also due to an increase of $5.9 million as a result of the classification of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also increased as a result renewals on the existing customer base. Maintenance revenue in the 2005 period includes Tecnomatix, which contributed revenue of $7.5 million.

•	Services and other. Services and other revenue accounted for 24.4% of total revenue for the three months ended September 30, 2005 and 28.7% of total revenue for the three months ended September 30, 2004. For the three months ended September 30, 2005, services and other revenue grew $3.2 million, or 4.7%, to $70.7 million from $67.5 million for the three months ended September 30, 2004. Services revenue benefited from the addition of Tecnomatix, which contributed revenue of $5.5 million. This growth was partially offset by $3.7 million for the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above.
Gross Profit
     For the three months ended September 30, 2005, gross profit increased $43.2 million, or 31.4%, to $180.5 million from $137.3 million for the three months ended September 30, 2004. The increase was primarily due to the additional maintenance revenue described above, which typically carries a higher margin than services revenue. However, gross profit for the three months ended September 30, 2005 was reduced by the impact of purchase accounting, which resulted in $6.6 million of amortization of certain intangible assets over prior year amortization. Gross margin for the three months ended September 30, 2005 was 62.1% compared to 58.4% for the three months ended September 30, 2004. The increase in margin is primarily due to the increase in software and maintenance revenue, which typically carry higher margins. Additionally, the prior year margin includes the impact of purchase accounting adjustment to deferred revenue, which reduced revenue without reducing costs of revenue.

Operating Expenses
Selling, General and Administrative
     For the three months ended September 30, 2005, selling, general and administrative expenses increased $18.8 million, or 21.1%, to $107.8 million from $89.0 million for the three months ended September 30, 2004. The increase was due, in part, to the addition of selling, general and administrative expenses of $11.1 million from Tecnomatix that are not reflected in the three months ended September 30, 2004. The increase was also due to the costs of additional headcount in our sales organization and to the incremental costs in our general and administrative organization to support our operations as a stand-alone entity.
Research and Development
     For the three months ended September 30, 2005, research and development expenses increased $10.9 million, or 32.5%, to $44.4 million from $33.5 million for the three months ended September 30, 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended September 30, 2005, cash outflows for capitalized software costs increased $1.7 million, or 10.8%, to $17.4 million from $15.7 million for the three months ended September 30, 2004.
     For the three months ended September 30, 2005, Total Research and Development Costs increased $12.6 million, or 20.4%, to $61.8 million from $49.2 million for the three months ended September 30, 2004. This increase was primarily due to continued investments in the Teamcenter product line. The addition of Tecnomatix resulted in expenses of $5.6 million. In addition, the increase is attributable to reseach and development expenses previously recognized as cost of services revenue as a result of the change in the services arrangement with one of our customers, as previously discussed. For the three months ended September 30, 2005, Total Research and Development Costs as a percent of revenue increased to 21.3% from 20.6% for the three months ended September 30, 2004.
Amortization of Other Intangible Assets
     For the three months ended September 30, 2005, amortization of other intangible assets increased $1.7 million, or 23.3%, to $9.0 million from $7.3 million for the three months ended September 30, 2004. The increase in amortization is related to the intangibles associated with the acquisition of Tecnomatix.
Operating Income
     For the three months ended September 30, 2005, operating income increased $11.7 million, or 153.9%, to operating income of $19.3 million from $7.6 million for the three months ended September 30, 2004. The increase is primarily due to the higher gross profit and was partially offset by the increase in selling, general and administrative expenses of $18.8 million both described above.
Interest Expense and Amortization of Deferred Financing Fees
     For the three months ended September 30, 2005, interest expense and amortization of deferred financing fees increased $2.7 million to $25.2 million from $22.5 million for the three months ended September 30, 2004. The increase is related to the interest expense associated with the debt incurred for the acquisition of Tecnomatix and as a result of increased interest rates.
Provision (Benefit) for Income Taxes
     For the three months ended September 30, 2005, the provision for income taxes increased $.9 million, or 31.0%, to a benefit of $2.0 million from a benefit of $2.9 million for the three months ended September 30, 2004. The tax benefit for the three months ended September 30, 2005 was determined on the year-to-date method based on the assessment of our annual ETR and our forecasted annual tax position for

2005, which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the three months ended September 30, 2005 deviates from the statutory rate primarily because of valuation allowance movements.
Nine Months Ended September 30, 2005 (Successor) Compared to the Period of January 1, 2004 through May 26, 2004 (Predecessor) and the Period of May 27, 2004 through September 30, 2004 (Successor) Combined
Total Revenue
     For the nine months ended September 30, 2005, total revenue increased $132.9 million, or 19.1%, to $827.8 million from $694.9 million for the nine months ended September 30, 2004. Revenue increased for all components compared to the same period in 2004. Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $39.8 million. In addition, the increase in total revenue was more pronounced because the purchase accounting adjustment for deferred revenue for the nine months ended September 30, 2005 only resulted in reduced revenue of $10.2 million while the reduction in revenue for three months ended September 30, 2004 was $26.9 million.
•	Software. Software revenue accounted for 29.6% of total revenue for the nine months ended September 30, 2005 compared to 30.7% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, software revenue grew $31.6 million, or 14.8%, to $244.7 million from $213.1 million for the nine months ended September 30, 2004. Software revenue growth was due, in part, to increased transaction volume and higher average deal size. The increase was also due to higher software revenue in Europe which benefited, in part, from greater market presence in Russia. The increase in software was also partially due to the inclusion of Tecnomatix, which contributed revenue of $15.2 million.

•	Maintenance. Maintenance revenue accounted for 44.6% of total revenue for the nine months ended September 30, 2005 and 42.2% of total revenue for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, maintenance revenue increased $76.0 million, or 25.9%, to $369.6 million from $293.6 million for the nine months ended September 30, 2004. A portion of the increase in maintenance revenue resulted from the classification of $19.1 million of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also benefited from the addition of Tecnomatix, which contributed revenue of $14.6 million. The growth is also due to increased maintenance revenue in our Europe segment that resulted from maintenance associated with new license sales and renewals on the existing customer base. In addition, the increase in total maintenance revenue was more pronounced due to the $16.7 million impact from purchase accounting described above.

•	Services and other. Services and other revenue accounted for 25.8% of total revenue for the nine months ended September 30, 2005 and 27.1% of total revenue for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, services and other revenue grew $25.3 million, or 13.4%, to $213.5 million from $188.2 million for the nine months ended September 30, 2004. Services revenue grew across all segments with the Europe segment having the largest growth due growth in cPDM services projects, which are generally larger in scope than CAx services projects. Services revenue also benefited from the addition of Tecnomatix, which contributed revenue of $10.0 million. This growth was partially offset by the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above.
Gross Profit
     For the nine months ended September 30, 2005, gross profit increased $73.8 million, or 17.3%, to $499.9 million from $426.1 million for the nine months ended September 30, 2004. The increase was primarily due to additional maintenance revenue, which typically carries a higher margin than services revenue. However, gross profit for the nine months ended September 30, 2005 was reduced by the impact of purchase accounting, which resulted in $31.3 million of additional amortization of certain intangible assets over prior year amortization. Gross margin for the nine months ended September 30, 2005 was 60.4% compared to 61.3% for the nine months ended September 30, 2004. The decrease in margin is primarily due to the increase in amortization of certain intangible assets.
Operating Expenses
Selling, General and Administrative
     For the nine months ended September 30, 2005, selling, general and administrative expenses increased $55.7 million, or 21.6%, to $313.4 million from $257.8 million for the nine months ended September 30, 2004. As a percentage of total revenue, selling, general and administrative expenses increased to 37.9% for the nine months ended September 30, 2005 from 37.1% for the nine months ended September 30, 2004. The increase was due, in part, to the costs of additional headcount in our sales organization. The increase was also due to incremental costs in our general and administrative organization to support our operations as a stand-alone entity. The increase also reflects the inclusion of selling, general and administrative expenses from Tecnomatix.
Research and Development
     For the nine months ended September 30, 2005, research and development expenses increased $21.7 million, or 22.3%, to $119.0 million from $97.3 million for the nine months ended September 30, 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For the nine months ended September 30, 2005, cash outflows for capitalized software costs increased $10.1 million, or 21.6%, to $56.9 million from $46.8 million for the nine months ended September 30, 2004.
     For the nine months ended September 30, 2005, Total Research and Development Costs increased $31.7 million, or 22.0%, to $175.9 million from $144.2 million for the nine months ended September 30, 2004. This increase was primarily due to continued investments in the Teamcenter product line. The addition of Tecnomatix resulted in expenses of $11.0 million. In addition, the increase is attributable to reseach and development expenses previously recognized as cost of services revenue as a result of the change in the services arrangement with one of our customers, as previously discussed. For the nine months ended September 30, 2005, Total Research and Development Costs as a percent of revenue increased to 21.3% from 20.8% for the nine months ended September 30, 2004.
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
     For the nine months ended September 30, 2004, we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd. The $50.2 million charge incurred in connection with the acquisition of UGS PLM Solutions Inc. represents research projects where technological feasibility had not been established as of the date of the acquisition of UGS PLM Solutions Inc. This estimated value was immediately expensed following the consummation of the acquisition of UGS PLM Solutions Inc. and appears in our results as a charge in operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 8% to 98% complete at the acquisition date. The value of the in-process research and development has been determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using an initial estimate of weighted-average cost of capital of 19.4%. The initial weighted-average cost used was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, the costs and complexity of the work completed to date and to be completed and other risks associated with completing the development.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions will affect individuals employed throughout the Company in selling, general and administrative, and research and development positions. We estimate the workforce reduction costs will be substantially paid by January 2006. In addition, our initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for both workforce reductions and exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the nine months ended September 30, 2005.
Amortization of Other Intangible Assets
     For the nine months ended September 30, 2005, amortization of other intangible assets increased $12.0 million, or 90.2%, to $25.3 million from $13.3 million for the nine months ended September 30, 2004. The increase in amortization is directly related to the intangibles associated with the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Operating Income
     For the nine months ended September 30, 2005, operating income increased $29.4 million, or 426.1%, to $36.3 million from $6.9 million for the nine months ended September 30, 2004. The increase is primarily due to the higher gross profit described above. This increase was partially offset by higher amortization of intangible assets that reflect the acquisitions of UGS PLM Solutions Inc. and Tecnomatix. In addition, offsetting the decrease in in-process research and development were increases in operating expenses for selling, general and administrative and research and development.
Interest Expense and Amortization of Deferred Financing Fees
     For the nine months ended September 30, 2005, interest expense and amortization of deferred financing fees increased $37.2 million to $71.6 million from $32.4 million for the nine months ended September 30, 2004. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Provision (Benefit) for Income Taxes
     For the nine months ended September 30, 2005, the provision for income taxes decreased $25.5 million, or 234.0%, to a benefit of $14.6 million from a provision of $10.9 million for the nine months ended September 30, 2004. The tax benefit for the nine months ended September 30, 2005 was determined on the year-to-date method based on the assessment of our annual ETR and our forecasted annual tax position for 2005, which led to a determination that a reliable estimate of the annualized ETR cannot be made at this time. The ETR for the nine months ended September 30, 2005 deviates from the statutory rate primarily because of (i) the in-process research and development charge associated with the Tecnomatix acquisition and (ii) valuation allowance movements. The ETR for the nine months ended September 30, 2004 deviates from the statutory rate primarily because of the in-process research and development charge associated with the acquisition of UGS PLM Solutions Inc.
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

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2004
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$148,808	$100,651
Benefit for deferred income taxes	(40,246)	(60,796)
Amortization of deferred financing fees	4,231	1,743
In-process research and development	4,100	50,819
Stock-based compensation	467	—
Other	2,920	2,884
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	22,782	(1,349)
Unrealized (gain) loss on foreign currency revaluation of derivative instruments	(17,044)	4,290
Changes in operating assets and liabilities	49,418	81,818
Interest expense	(71,576)	(32,429)
Benefit (provision) for income taxes	14,601	(10,898)

Net cash provided by operating activities	$118,461	$136,733

Reconciliation of EBITDA to net loss:
EBITDA	$148,808	$100,651
Interest expense	(71,576)	(32,429)
Benefit (provision) for income taxes	14,601	(10,898)
Depreciation and amortization	(126,792)	(84,450)

Net loss	$(34,959)	$(27,126)

Debt and Commitments
     Our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of September 30, 2005, we had approximately $109.3 million of borrowing availability under our revolving loan facility, which takes into consideration approximately $0.7 million of letters of credit outstanding on that date, and $15.0 million of available overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.
     Our debt structure consists of $550.0 million aggregate principal amount of our senior unsecured subordinated notes and our senior secured credit facility, consisting of (i) a $725.0 million term loan facility with a maturity on March 31, 2012, of which $674.0 million was outstanding as of September 30, 2005 and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010.
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
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the three months ended September 30, 2005, we permanently repaid $15.0 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment through 2011. Although this prepayment took place, beginning in 2006, subject to certain exceptions as defined in our secured credit facility we will be required to make mandatory prepayments of the term loans from our previous year annual excess cash flow (if any) and with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. The obligations under our senior secured credit facility are guaranteed by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.
     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of September 30, 2005.
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
Capital Expenditures
     Capital expenditures including capitalized software increased to $65.4 million for the nine months ended September 30, 2005 from $56.3 million for the nine months ended September 30, 2004. The increase is primarily due to a higher level of development activities resulting from the continuation of new product launches and enhancements and growth in the infrastructure of existing products. We expect to spend approximately $95.0 million in capital expenditures in fiscal 2005.
Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. Cash provided by operating activities decreased compared to the prior period primarily due to the interest payments on our long-term debt. This decrease was partially offset by the absence of the one-time income tax payments that occurred during the nine months ended September 30, 2004, which were triggered by the acquisition of UGS PLM Solutions Inc.
     For the nine months ended September 30, 2005, cash used in investing activities was $250.2 million compared to $2,097.6 million for the nine months ended September 30, 2004. The change in the periods presented is directly related to the cash used in the acquisition of UGS PLM Solutions Inc. during the nine months ended September 30, 2004.
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
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of September 30, 2005, the following contracts were outstanding:

		Interest	Notional	USD Exchange
	Expiration	Rate	Value	Rate to € 1
			(in millions)
Pay fixed	December 15, 2014	9.0%	€51.5	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€44.9	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the three and nine months ended September 30, 2005, there was no hedge ineffectiveness recorded in the statement of operations. Over the next twelve months, we do not expect any derivative losses currently recorded in accumulated other comprehensive (loss) income to be reclassified into earnings.
Interest Rate Risk
     We are subject to interest rate risk for the variable interest rates on our $674.0 million secured term loan and our $125.0 million revolving credit facility. Currently there is no outstanding debt drawn on the revolving credit facility. Assuming the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt would result in a $2.0 million change in annual interest expense.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 14th day of November, 2005.

/s/ Douglas E. Barnett
Douglas E. Barnett
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Chief Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.21	Outside Director Compensation Package
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350