Form 10-K
period 2005-12-31
UGS Corp.
filed 2006-03-09
CIK 1321033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
333-123664
(Commission File number)

UGS Corp.
(Exact name of Registrant as specified in its charter)

Delaware	75-2728894
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5800 Granite Parkway, Suite 600
Plano, TX 75024
(Address of principal executive offices, including zip code)
(972) 987-3000
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filed ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The Company is privately held. There is no trading in the common equity and therefore an aggregate market value based on sales or bid and asked prices is not determinable.
     On February 28, 2006, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.
Documents incorporated by reference: None

PART I
ITEM 1: BUSINESS
Overview
     UGS Corp. is a leading global provider of product lifecycle management (PLM) software and services that businesses around the world rely on to design, evaluate, manufacture and launch new products and to manage their product-related data throughout a product’s entire lifecycle. On May 27, 2004, Electronic Data Systems Corporation, or EDS, sold UGS PLM Solutions Inc. for an aggregate purchase price of $2.04 billion to funds associated with Bain Capital Partners, LLC, Silver Lake Technology Management, L.L.C. and Warburg Pincus LLC. Bain capital Partners, LLC, Silver Lake Technology Management, L.L.C. and Warburg Pincus LLC are referred to in this report as our “Sponsors”. In connection with the sale, UGS Corp. was merged with and into UGS PLM Solutions Inc., with UGS PLM Solutions Inc. continuing as the surviving corporation. In connection with the merger, UGS PLM Solutions Inc. changed its name to UGS Corp. In this report we refer to this acquisition together with the related borrowings by UGS as the “Transactions”. In 2001 a predecessor company to UGS PLM Solutions Inc. was merged with Structural Dynamics Research Corporation, or SDRC. The same year EDS also acquired the remaining 14% minority interest of the predecessor company.
     PLM is one of the major categories of enterprise software along with enterprise resource management, supply chain management and customer relationship management. PLM is the least mature of the major categories of markets in terms of customer penetration and is forecast to have the highest growth rate of all enterprise applications over the next four years. Based on data from industry analyst Daratech Inc., 2005 industry wide sales of PLM software and services were estimated to be $10.7 billion. The average forecast by four leading industry analysts is that the PLM market is expected to grow at a compound annual growth rate of 8.9% through 2009. In 2005, we generated total revenues of $1,154.6 million.
     PLM has become a mission-critical technology by which companies design, evaluate and launch new products and then manage all product-related data throughout the entire life cycle of the product, from concept to retirement. PLM allows all of the many people that create or need to use that data in their individual jobs as they perform their product design, engineering and manufacturing functions to have access to it across the company and over the many years that the product and its new versions are in the marketplace. It allows companies to use the product data they create for a series of further purposes across the enterprise, sharing that data with purchasing, sales, marketing and all other functions that have need to access that information. Our software and services enable our customers to reduce their development and manufacturing costs through the digital management of their innovation process, including the ability to collaborate digitally with their suppliers. We believe that today’s business focus both on revenue growth and on increasing profitability in a new, distributed, outsourced environment is fueling the momentum behind PLM software.
     PLM software encompasses both collaborative product development management (cPDM) applications and CAx applications. CAx includes computer aided design (CAD), computer aided engineering (CAE) and computer aided manufacturing (CAM) applications. CAx applications allow manufacturers to transform product sketches into digital representations, to digitally simulate performance and to design manufacturing processes. cPDM applications manage CAx and other product related data and share and control that data in real-time throughout the customer’s organization and with external suppliers, designers and engineers. Based on 2005 market data, we are the number one provider in the emerging cPDM market and the number two provider in the CAx market.
     Our typical customers use PLM software and services to develop and manufacture products with complex design requirements and include leaders in the automotive and transportation, aerospace and defense, consumer products, equipment and machinery, shipbuilding and high-tech electronics industries. Of the companies in the Global 500, 291 are in our target industries and over 60% of those companies are our customers. We have long-standing relationships with many of our customers, and the average tenure of our top 100 customers is 16 years. Our customer base is large and diversified across industry sectors and geographies. The automotive and transportation, aerospace and defense, high-tech and consumer products, and equipment and machinery industries accounted for 25%, 30%, 23% and 14%, respectively, of installed seats in 2005. In addition to commercial use, our applications also have a leading position in academic institutions where future designers and engineers are trained on our software. In 2005, we generated approximately 43% of our revenue in the Americas, 38% in Europe and 19% in Asia Pacific. We have in excess of 4 million licensed application and platform seats and more than 46,000 accounts around the world. In 2005, no customer accounted for more than 7% of our revenue.
Our Industry
     Companies are always seeking new ways to produce higher quality products at lower cost with reduced time-to-market cycles. The PLM software industry has evolved to address these needs. PLM software is generally categorized into two segments: collaborative development (cPDM) and digital product development (CAx). Initially, PLM software developers created CAx applications focused on product design and engineering for use within an organization. With the advancement of computing technologies and the widespread adoption of the Internet, PLM software, through the development of cPDM applications designed to enhance collaboration among CAx users, became an enterprise-level application used throughout the product lifecycle and by individuals across the extended enterprise.
Traditional Product Development Process
     The traditional product development process is sequential, iterative, and centered on paper-based, manual, 2D product design. Each phase of the process is separate and discrete. Design engineers start by developing early product concepts and creating the product specifications necessary to produce physical prototypes. Engineering analysts and test engineers then evaluate these prototypes and return results to the design engineers. The design engineers use these results to modify product design and then produce another physical prototype. This cycle repeats itself until a physical prototype tests successfully and is approved for production.
     The long and iterative nature of the traditional product development process forces manufacturers to invest significant time and resources prior to product launch. Moreover, because the engineers involved in the design, analysis and testing phases of product development may not have the expertise necessary to analyze important manufacturing considerations, this process may result in design flaws after manufacturing begins that must be corrected. In order to increase efficiency, improve product quality and reduce costs and time-to- market cycles, many manufacturers seek better alternatives to the traditional design-build-test cycle.
CAx Market
     The portion of the CAx market where we derive the vast majority of our CAx revenue is generally characterized by a greater focus on process than design. This high-end of the CAx market is differentiated not only by the size and complexity of the products that a provider’s software can design (i.e., an entire automobile and airplane assembly versus a smaller, simpler product), but also by the size and scope of the engineering teams that use the application (i.e., coordinating the work of thousands of engineers across multiple sites, rather than tens or hundreds of engineers at a single site). Over time, high-end CAx applications generate enormous amounts of data stored in proprietary formats and become deeply integrated with customers’ core product development processes. As a result of this integration, the high-end market is characterized by long- standing customer relationships and high switching costs.
     CAx spending is projected to grow because of additional seat purchases among existing users, replacement of internally developed legacy systems, initial adoption in new engineering organizations (mostly in developing regions) and purchases of enhancements to existing applications. According to industry analyst Daratech Inc., CAx is estimated to be a $8.4 billion segment of the PLM market in 2005. The average forecast by four leading industry analysts is that the CAx market is expected to grow at a compound annual growth rate of 6.2% through 2009.

cPDM Applications Grow Out of CAx
     While the development of CAD, CAE and CAM greatly improved the efficiency of each step of the traditional product development process, these applications did not facilitate collaboration, thereby limiting the value of these applications to discrete engineering teams within an enterprise. As a result, the large quantities of data created by CAx tools often resided in disparate databases. This valuable product-related information was difficult to manage collectively and inaccessible outside of select groups of technically skilled users. The trend toward globalization and outsourcing has increased the need to share CAx data across and beyond the organization. Businesses increasingly need software applications capable of coordinating the efforts of thousands of individuals from different organizations with varied responsibilities and different levels of technical sophistication on a real-time basis.
     The development of cPDM software began over a decade ago to meet the need to share CAx data across the extended enterprise. cPDM enables collaboration and coordination of development efforts among increasingly dispersed design and engineering personnel. More recently, however, cPDM has extended access to this design and product information beyond the engineering department to manufacturing, purchasing, marketing and sales personnel, as well as external business partners such as outsourced manufacturers. In 2005, Daratech Inc. estimated cPDM to be a $2.3 billion segment of the PLM market. cPDM is the fastest growing segment of the PLM market as customers perceive the mission-critical nature of the ability to manage their product data across their internal organizations and suppliers, across the multiple versions of their products and across the years of the life of the product. The average forecast by four leading industry analysts is that the cPDM market is expected to grow at a compound annual growth rate of 13.7% through 2009. Having already adopted and realized some of the benefits of cPDM, we believe our cPDM customers will continue to dedicate budget resources to bolster their cPDM capabilities. We also expect that new users will adopt cPDM and follow a roll-out pattern exhibited by our existing customers.
Our Strengths
     Industry leader: We are one of the world’s largest providers of PLM software and services. We attribute our market leading position to the breadth and quality of our product offerings and to our long-established customer relationships. Based on 2005 reported results, we are the number one provider in the emerging cPDM market and the number two provider in the CAx market.
     Leader in cPDM, PLM’s fastest growing segment: We have the number one market share in collaborative development software based on 2005 Daratech Inc. estimates, with nearly twice the market share of our nearest competitor. We believe that the future of the PLM industry will be driven by collaborative development, the cPDM part of PLM, as it represents the backbone on which all product data is stored, managed and shared. Teamcenter®, our collaborative development product portfolio, leads the market, with more than 2 million seats in operation around the world. Among user companies with more than 1,000 cPDM seats, Teamcenter has a 90% market share. At the same time, 8 of the top 10 aerospace contractors have standardized on Teamcenter, as have 9 out of the top 10 automotive companies who have selected a collaborative development partner.
     Leading technology platform: We have one of the broadest portfolios of PLM products available in the industry. Our PLM software offers the rich functionality required to address the complex product lifecycle challenges faced by leading businesses. Our software is scalable, with the ability to securely manage the vast amount of data created from disparate sources during the development, delivery and support of complex products and to make that data accessible to users dispersed across the extended enterprise. Many customers have thousands of users deployed on our applications and utilize our software applications in order to add new users without impacting performance. We have recently enhanced the breadth of our PLM product suite by acquiring Tecnomatix and its manufacturing process management set of products.

     During each of 2005, 2004 and 2003, we invested in excess of $175.0 million in Total Research and Development (including research and development expenses and capitalized software costs) in order to strengthen our technology leadership. Our ongoing research and development investments have enabled us to create industry-tailored features and functionality to serve specific needs of our customers.
     Open technology model: Our dedication to our customers is underpinned by our strong commitment to developing open systems. The need for open systems is driven by (1) customers increasingly extending access to design and product information beyond the engineering department to manufacturing, purchasing, marketing and sales personnel, as well as to external business partners such as outsourced manufacturers and (2) the need for customers to manage product data across CAx systems from different vendors. Customers need to be able to interoperate across multiple platforms without being locked in to a closed system from a single vendor. We are the only major PLM company committed to enabling and expanding open technology solutions because they protect and leverage our customers’ existing technology investments. One result of this is that we believe our cPDM software manages more of the data generated by the two other largest CAx vendors than are managed by the cPDM offerings of either of those vendors.
     Long-established relationships and a large, high-quality and diverse customer base: We work closely with our established “blue chip” installed base including leading automotive and transportation and aerospace and defense manufacturers. Our customer base spans the globe, with a strong presence in North America, Europe and Asia, and also represents a diversified set of industries, such as automotive and transportation, aerospace and defense, high-tech and consumer products and equipment and machinery. Of the companies in the Global 500, 291 are in our target industries and over 60% of those companies are our customers. Our ongoing research and development investments have enabled us to create industry-tailored features and functionality to serve specific needs of our long-standing customers.
     Unique strength in global, enterprise-level deployments: We are the only PLM company with major customer implementations of as many as 50,000 seats operating across a global enterprise. In fact, we have at least thirteen customers with implementations in excess of 10,000 seats. We have won major evaluations and signed enterprise level contracts as a result of our history of success in practical implementations through our scalable architecture.
     High switching costs: PLM products are critical components of a company’s product development and manufacturing capabilities. Customer relationships in the high end of the PLM market are characterized by deep integration of software into core product development processes and software platforms. Our customers make significant investments in purchasing and implementing our software and in training their employees and often create their intellectual property in our data formats, the details of which could be lost if the data were translated into a competitor’s format. Switching between PLM vendors is costly from both a dollar and a time perspective. Due to these costs and the subsequent risk of disruption to a company’s core business, the high- end segment of the PLM market is characterized by long-standing customer relationships.
     Business model focused on strong recurring revenue: Each of our revenue streams is earned predominantly from our installed base and has characteristics that help provide stability to our revenue generation over time. We earn revenue from three primary sources: license, maintenance and services, which accounted for 31.1%, 43.7% and 25.2% of total revenue in 2005. License revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. Our license revenue has an element of stability and predictability for two reasons: (1) our sales are not overly concentrated (in 2005, no customer accounted for more than 7% of our revenue), being made to a broad customer base; and (2) when customers deploy our software, they often sign contracts that are implemented over a significant period of time as they roll the implementation out in their organizations over a period of several quarters or even several years. License sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the license sale, and provide for rights to obtain when and if available upgrades to our applications and technical support. Our maintenance contracts have a retention rate of approximately 90%. Over the past three years, approximately 80% of our total license and services revenue resulted from sales to our installed customer base.

Our Strategy
     We believe that executing on the following business strategies will enable us to grow our revenue and profits.
     Leverage growth opportunities in our large installed customer base: We expect to grow revenue from our installed base by selling additional seats for existing applications, as well as new features and functionality for existing applications and new seats for new applications in both cPDM and CAx. We expect to leverage our success in CAx accounts to sell cPDM products to our current customers, which increasingly need to manage their CAx data more strategically. We believe our leadership in developing applications that are open and interoperate across multiple CAx systems strengthens our opportunity to sell cPDM to our customers that support a multi-CAx environment by readily enabling them efficiently to manage their data from those disparate sources. Moreover, we expect to continue selling incremental CAD functionality to our installed base. We also plan to sell more CAE and CAM seats into our installed CAD base, with a particular focus on CAM products as a result of our acquisition of Tecnomatix.
     Sell cPDM to the CAx installed bases of other vendors: We intend to sell cPDM products into the CAx accounts of our competitors. Our competitors’ customers have the same need to manage their CAx data more strategically as do our current CAx customers. We believe that our ability to make these sales successfully is a result of two factors: (1) our robust and scalable technology and (2) our open technology model that enables our cPDM products to become the CAx information backbone for all CAx customers, regardless of what CAx system(s) they employ to create their data. The open and interoperable nature of our cPDM products enables CAx customers which do not use our CAx products to seamlessly employ our cPDM solutions to manage the data generated by the CAx systems they employ from other vendors. We believe our commitment to open technology, along with our product and market leadership, provides us with an advantage over our competitors in selling our cPDM offerings to users of our competitors’ CAx products. Additionally, with the technology acquisitions from eBreviate, In-Air and Tecnomatix, we will be able to sell our cPDM solutions into other departments outside of the traditional engineering space. This includes the areas of sourcing, MRO (maintenance, repair and overhaul) and production manufacturing.
     Maintain and strengthen technological leadership of our products: We have assembled a global and diverse team of leading research and development personnel with strong industry and technical expertise. We plan to continue to focus on improving and upgrading our existing product portfolio, and on developing innovative technologies to enhance our PLM software in order to strengthen our competitive position in the marketplace. Our overall objective is to expand our suite of PLM applications, which we believe is one of the most comprehensive on the market today, by adding valuable new functionality to our existing applications and developing new applications that integrate with our existing software and continue to add value into new areas within our customers’ organizations. We believe our strong technology platform will increase the value that we are able to deliver to our customers, which will enable us to grow license, maintenance and services revenue.
     Expand into new vertical markets: We believe that we can continue to expand PLM use into industries which have not traditionally bought PLM products. Competitive pressures are driving companies in many industries to search for opportunities to reduce development and production costs and to expedite overall time-to-market cycles. As such, companies in industry sectors that were not traditional users of PLM software are beginning to invest in our software and services in order to support global outsourcing and collaborative product development initiatives. We have developed specific applications for some of these industries, including consumer packaged goods, retail and apparel, life sciences and shipbuilding. For each industry, our software and services are designed such that they can be rapidly implemented to produce return on investment for new customers so they can quickly experience the value of PLM.
     Expand our PLM sales in small to mid-size businesses (SMB): The SMB market has been identified as having high growth potential for PLM applications. Traditionally PLM has been sold to enterprise customers who have the resources required to implement these software systems. These enterprise systems were developed to provide maximum flexibility for these large, global organizations to be able to customize their PLM systems in a way that allowed them to automate their specific company processes. We launched a portfolio of PLM software products developed specifically for smaller companies who have the same complex product requirements but who do not have the capacity to install and implement these enterprise systems. We believe that the new product portfolio, when combined with a targeted expansion of our global reseller channel, will enable us to achieve additional growth in the SMB market space.
     Capture growth opportunities in Asia and other developing markets: We believe that there are opportunities to expand our PLM penetration in Asia (particularly India and China) and other developing areas. We expect to capitalize on globalization, offshoring and outsourcing trends in manufacturing and design, a trend towards 2D to 3D upgrades, and the growing economies of major developing nations; all of which create incremental demand for new seats. Moreover, we expect the proliferation of CAx software and services in these growing international locations to generate incremental cPDM revenue beyond the opportunities that already exist in the cPDM market.
     Develop alliances with systems integrators: Our strategy since the acquisition of UGS PLM Solutions Inc. from EDS in May 2004 has been to leverage our existing sales capabilities and channels by developing strategic alliances with systems integrators in addition to EDS. We believe such relationships present significant incremental revenue opportunities, particularly within cPDM, without requiring significant investment on our part. We announced our first such alliances, beyond that which existed with EDS, in February 2005 with HP and Capgemini. Following this initial announcement we extended our alliances to include Accenture and CSC. Each of these leading systems integrators will work with us to offer PLM solutions to its respective customer base, working together on joint marketing, business development, sales engagements, solution delivery and operations to help customers enhance collaboration and so to maximize the impact of PLM based solutions.
     Training tomorrow’s engineers on our software: We make our software available to colleges and universities worldwide for nominal annual maintenance fees so future designers and engineers can be trained on it. We believe that we train more students per year on PLM applications than any of our competitors — with more than 10,000 academic customer accounts and more than 800,000 students receiving training in 2005 alone. This provides educational opportunities for the university students and also familiarizes them with our applications. We believe that this familiarity encourages students to prefer using our software in commercial settings after graduation.
Our Products
Key Features and Functionality
     Our software and services offer customers the following features and functionality, all of which are designed to allow our customers to reduce costs and achieve efficiencies that enhance their competitive advantage across the extended enterprise.
•	Comprehensive solution. Our software and services provide an integrated end-to-end solution that manages all phases of the product lifecycle.

•	Compatibility. Our product suites are capable of being integrated with our customers’ internally-developed solutions, the products of other vendors and prior versions of our own products.

•
Scalability. Our software and services support a large numbers of users across geographies, and therefore allow all contributors to the product development process to access valuable information with the necessary performance and reliability.

•
Ability to support the extended enterprise. Our software and services address the needs of an entire extended enterprise of suppliers, outsourcing partners and customers on a global basis, rather than just a vertically integrated manufacturing organization.

•	Ability to manage large volumes of data from disparate sources. Our software and services support the ability to aggregate, integrate and distribute large volumes of heterogeneous data across the extended enterprise and throughout the product lifecycle.
Suite of Software and Services
     Our integrated suite of software and services utilizes the key features and functionality above to address critical business needs of our customers. Our software serves each of the two principal segments of the PLM software market: collaborative development (cPDM) and CAx (including CAD, CAE and CAM).
     CA(x). Our NX® product portfolio, which includes the integration and upgrade of our existing product portfolio, represents our high-end CAx platform. Built on a next-generation architecture that helps companies use their knowledge base, our NX® portfolio streamlines complex design, evaluation, and manufacturing processes. Manufacturers can readily capture and share knowledge using this portfolio, then apply, manage and re-use this knowledge as a business resource. With a knowledge engine at its core, our NX® portfolio embeds knowledge in advanced CAx applications to more fully automate tasks and complex processes. In many cases this yields significant improvements in time-to-market, costs and quality metrics when compared to conventional product development tools.
     CAD. We offer two CAD products: NX® CAD and Solid Edge®. Each can seamlessly share geometric data without the need for translators because each is based on our core solid modeling kernel, Parasolid®, which facilitates integration between these two applications.
•
NX® CAD is an integrated set of modules for product engineering, enabling enterprises to design, validate and document products and processes in a 3D enterprise-wide environment. This portfolio is targeted to large and medium sized enterprises that require an integrated suite of applications that address all phases of the product lifecycle. We can deploy NX® CAD on either a Windows or Unix platform.

•
Solid Edge® is a native Windows application enabling users to design, validate and document products in a 3D environment. This product, primarily used by product engineers and designers, is targeted at small and medium sized, design-focused enterprises that seek value-based solutions with midrange/low-end functionality. Many customers choose Solid Edge® when transitioning from 2D to 3D CAD systems.

     CAE. We offer three primary CAE products: NX® CAE, Femap® and NX® Nastran. These applications enable product engineers and designers to optimize product performance by simulating operational environments, including factors such as temperature, stress and motion. NX® CAE and Femap® are both pre and post-processing applications that allow users to define data inputs and visualize the results of a digital simulation. Each uses calculation engines, such as NX® Nastran and other third-party products, to perform the advanced calculations required for predicting the performance of engineering design. NX® Nastran is our upgrade of Nastran, a legacy analysis package that we purchased from MSC Software Corporation in August 2003.
•
NX® CAE allows engineers to graphically and numerically predict the performance of a product in its intended operating environment. This product is tightly integrated with our NX® products and enables engineers to quickly create analysis scenarios and evaluate analysis results visually. NX® CAE provides input into multiple calculation engines, such as Nastran, Ansys and other industry-leading analysis packages, and displays results derived from any of these analyses. Examples of common analyses performed include the determination a product’s strength, vibration and motion in various operating environments.

•
NX Femap® also allows engineers to interactively create finite element models and graphically and numerically predict the performance of a product in its intended operating environment. This product is a stand-alone Windows-based application that supports a wide range of CAD systems, including NX® CAD and Solid Edge®, as well as those of third-party providers, such as Dassault Systèmes S.A. and Parametric Technology Corporation. Similar to NX CAE,

Femap® provides input into multiple calculation engines and displays results derived from any of these analyses.

•
NX Nastran is a solver, or calculation engine, that uses finite element analysis, an advanced mathematical technique, to predict the performance of engineering design. Nastran, the core of NX Nastran, is the most widely-used advanced system-level analysis application in many industries, including automotive and transportation, aerospace and defense and equipment and machinery. Pre and post-processing software, including NX CAE, Femap and other third-party products, are generally used to prepare NX Nastran input and results.

     CAM. We offer two CAM product suites: NX CAM and Tecnomatix. These products provide a broad spectrum of manufacturing planning and analysis capabilities that enable enterprises to increase efficiency and reduce costs by incorporating manufacturing and production considerations into the product design process.
•
NX CAM allows manufacturing engineers to define and simulate manufacturing processes in a virtual environment. This product is tightly integrated with our other NX products and is capable of generating detailed instruction sets for use by machines in manufacturing complex product parts. For example, the strong milling capabilities of NX CAM are well-suited for the molding, casting and stamping needs of the automotive industry, and its multi-axis machining capabilities satisfy the airframe machine requirements of the aerospace and defense industry. Utilizing NX CAM, a customer can digitally link manufacturing tooling instructions with activities in the process plan, related machine shop documentation, cutter location source files and postprocessor files. Additionally, this product accepts product geometry data from the CAD solutions of multiple vendors — another example of our growing leadership in the increasingly important area of open systems.

•
Tecnomatix is the combination of our former E-factory-branded line and all products and services of Tecnomatix prior to our acquisition. We have decided to use the Tecnomatix brand on our entire digital manufacturing product line. Tecnomatix allows companies to digitally define, simulate and assess their manufacturing operations in terms of the product, plant, resource, process and quality considerations that determine their optimal efficiency. This product suite’s analysis applications validate manufacturing operations for mechanical accuracy, ergonomic assessment, productivity and production balance. Its layout applications define the details of a company’s plant layout in order to determine how the location of various pieces of equipment (including parts, bins and tools) will impact the duration and efficiency of the production process. The production applications of Tecnomatix simulate actual production and predict potential failures.

     cPDM. Teamcenter® is our PLM industry-leading portfolio of collaborative product development management applications that enable our customers to digitally author, identify, capture and share diverse types of information across an extended enterprise and throughout all phases of the product lifecycle. By facilitating the sharing of information across the extended enterprise, Teamcenter improves the efficiency of the product development process while also providing the necessary information to allow better product decisions to be made at all stages of a product’s lifecycle. We offer this product in industry-specific versions, such as Teamcenter Aerospace and Defense, Teamcenter Automotive Supplier and Teamcenter Consumer Packaged Goods, each of which provides rapid return on investment because it is more easily implemented within its respective industry than a generic product.
     The core Teamcenter modules, each of which can be implemented on an integrated or standalone basis, include:
•
Teamcenter Enterprise, which provides broad enterprise-wide sharing and control of all product information throughout all phases of the product lifecycle, allows users to locate, process and aggregate all product information in a secure, collaborative digital environment. This module captures and shares the dispersed and multiple types of information assets of a company’s extended enterprise, including its product requirements, project data, engineering data, supplier data, process data and product documents. Teamcenter Enterprise organizes, stores and manages the multiple bills of material (BOM) views that exist for the product as it evolves from concept through to manufacture and in-service.

•
Teamcenter Engineering, which accelerates the development of new products by streamlining engineering processes for improved time-to-market, enables users to tightly integrate and seamlessly access design data created from multiple CAD authoring systems. Teamcenter Engineering provides a rich bill of material (BOM) capability for allowing companies to organize disparate product data into a visual product structure where users can dynamically view and edit the relationships of parts to one another within a particular product or product line and the 3D images of each of the parts in the product hierarchy. By combining a set of tailored capabilities, this module provides a rich environment for scalable digital prototype development.

•
Teamcenter Manufacturing, which enables manufacturing processes and operations to be planned and optimized in parallel with product development, provides an integrated environment for creating and managing product, process, plant and resource information. This module seamlessly integrates with the full engineering capabilities of our Teamcenter portfolio and facilitates the sharing of design and manufacturing information early in product development.

     We also offer additional Teamcenter-branded modules, each of which can be used in conjunction with the core modules to enhance collaboration in certain specific areas:
•
Teamcenter Project synchronizes tasks and work schedules on an enterprise-wide basis and optimizes resource allocations. This module allows dispersed product development team members to create, share and manage project information. Teams can leverage this project information to perform real-time project scheduling, organizational breakdown and resource management, timecard reporting, management tracking and reporting functions.

•
Teamcenter Requirements ensures that a product meets applicable market, customer and regulatory requirements. This module allocates and tracks these design elements and establishes quantifiable product targets that are visible to all constituents involved throughout a product’s lifecycle. Evolution of design and requirement sets are managed effectively through the use of this application.

•
Teamcenter Visualization delivers visualization and virtual prototyping capabilities that allow for the interactive, high-performance evaluation of the product design. This module also allows users to create, share and manage 3D prototypes in a collaborative, CAD-neutral environment. By integrating with other Teamcenter modules, this module allows team members to configure, digitally mock-up, virtually publish and ergonomically study new product ideas.

•
Teamcenter Community provides an extended enterprise with a secure, Web-enabled workspace that includes advanced collaboration, conferencing and visualization capability. This module provides real-time access to calendars and contact lists, instant messaging and online conferencing capabilities as well as access to product-related information created under other Teamcenter modules. Teamcenter Community facilitates instant, synchronous communication to enable ad-hoc, real-time, virtual meetings of geographically dispersed teams, review issues, analyze new ideas and react to problems at any stage of the product lifecycle.

•
Teamcenter Integrator provides a seamless environment for extended enterprise-wide access to product information from multiple commercial and legacy systems such as enterprise resource planning (ERP), customer relationship management (CRM) and supply-chain management (SCM). This module updates and synchronizes data that resides in dispersed databases in response to product-related changes.

•	Teamcenter Sourcing, allows manufacturers to collaborate with suppliers for the design,

development and procurement of product components and subsystems. This module provides a collaborative environment for requesting proposals, managing bid processes and analyzing supplier spending.

•
Teamcenter In-Service, provides a thorough set of product knowledge and process management capabilities that maintenance and service partners along with agencies can use to digitally transform the procedures that are associated with maintaining products and systems while deployed or in use. Specifically, Teamcenter In-Service provides a digital database of product information and associated applications which can be used to significantly improve the cost, time and resource requirements associated with maintaining, repairing and overhauling products, systems, platforms and their related support infrastructure.

•
UGS Velocity Series is a comprehensive family of modular, yet integrated solutions addressing the product lifecycle management (PLM) needs of the mid-market. Consisting of a preconfigured family of digital product design, analysis and data management software offerings, UGS Velocity Series leverages the industry’s best practices to provide significant breakthroughs in ease-of-use and deployment. Mid-sized manufacturers can leverage the power of UGS Velocity Series to transform their process of innovation while maintaining a low total cost of ownership; and all UGS Velocity Series™ products are completely scalable to the full range of UGS’ industry leading, enterprise-level PLM portfolio.

Product Development
     We believe our strong commitment to product development is a key factor of our success in the PLM industry, and we intend to continue to focus on providing customers with new and innovative software and services. Our expenditures on product development, including research and development expenses and capitalized software costs, were $237.3 million in 2005, $195.8 million in 2004 and $177.7 million in 2003, representing approximately 20.6%, 20.0% and 19.8%, respectively, of our total revenue in those years.
     As of December 31, 2005, our research and development staff comprised more than 2,400 employees located primarily at 61 worldwide research and development offices. Our current research and development staff is comprised of employees with diverse backgrounds and strong industry and technical expertise and many of whom have been employed in the organization for more than 15 years. Our primary research and development offices are in: Cypress, California; Cincinnati, Ohio; Minneapolis, Minnesota; Detroit, Michigan; Ames, Iowa; Huntsville, Alabama; St. Louis, Missouri; Portsmouth, New Hampshire; Cambridge, England; Pune, India; Tel Aviv, Israel; and Cologne, Germany. Our development practices, architecture and computing environment support development of software applications around-the-clock in multiple locations allowing project teams to collaborate without requiring team members to be located at the same site. We use our own Teamcenter product to facilitate this collaboration. Our internal development processes and procedures are ISO9001 certified.
     Key elements of our research and development processes include:
•
Adapting our applications to the most frequently used and productive computing environments including UNIX and Windows workstations, and graphical user interfaces based on Motif, Microsoft Windows, Web and 3D graphics technology;

•	Using tested programming techniques designed to achieve objective programming milestones to ensure the highest quality content within the applications; and

•	Using industry standard software tools in the development process.
     Our recent practice has been to distribute one major enhancement release each year for NX and Teamcenter and two per year for Solid Edge. New releases generally contain significant additions to the functionality of each product, performance improvements and correction of identified operating deficiencies. Product updates are released periodically between enhancement releases if significant issues are discovered in production software. Product enhancement releases are upwardly compatible with data created in previous releases whereas maintenance releases generally are both upwardly and downwardly compatible relative to the previous enhancement.
Sales and Marketing
     We derive most of our revenue from products distributed by our direct sales force to our customers. Our sales force is organized by both geographic zone and industry. As of the end of 2005, our direct sales force comprised almost 400 employees in more than 100 offices in 26 countries worldwide. Our direct sales force sells both cPDM and CAx software and services. Teamcenter®, NX® and Tecnomatix products are primarily distributed by our direct sales force.
     We also offer products through third-party distributors and value-added resellers. We employ regional channel managers to manage our indirect sales channels consisting of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, Japan and South Korea. Solid Edge® is primarily marketed and licensed through these indirect sales channels.
     Our global marketing organization focuses on both corporate- and product-level campaigns and programs to increase brand equity and, ultimately, drive business growth. Our marketing organization supports both our direct and indirect sales force with marketing programs, activities and materials. We also support users of our products with a worldwide user group event called PLM World, and we also hold annual user conferences in the United States, Europe and Asia.
Business Alliances
     We have developed business alliance programs with complementary software, hardware and service providers to extend the scope of our application offerings into specialized areas of the PLM market, expand the channels through which we deliver our products to market and increase the leverage and impact of our marketing. Our business alliance programs include:
•
Our Partner Program. This program manages the relationships with many of our software and technology partners. There are more than 300 software and technology partners in our Partner Program. In order to clearly define the relationship between us and our alliance partners, each partner is assigned to a specific category with well-defined benefits and expectations: “strategic partner” (with a long- lasting and broad relationship with us that crosses geographies and product lines); “foundation partner” (which develop software and service solutions based on our core technologies, typically, that extend the capability of our base platform, or provide functionality specific to a niche market that we are not addressing); “open partner” (adopters of our PLM Component products to create and consume data that is compatible with our applications); and “partner” (providing products and services that are nominally compatible with UGS offerings and receiving basic compatibility and marketing support and limited sales engagement opportunities).

•
The Voyager Program. The Voyager Program is a worldwide consortium of approximately 180 leading software vendors through which we enter into specific joint marketing and promotional agreements with software and service suppliers that offer products that complement Solid Edge’s mechanical design and drafting capabilities.

•
The JT Open Program. The JT Open program is a global initiative that we launched in November 2003 that promotes open data sharing, enhanced collaboration and expanded visualization across the extended enterprise and throughout the PLM industry. JT is a common data format for enabling product visualization and information distribution and enhancing data sharing between PLM software applications. The JT Open program is based on the requirement that members participate in formal management review boards and technical review boards. These boards provide a forum for members to exchange ideas about how JT adoption can improve business processes and help build support for process changes amongst supply chain participants. Recently, we bolstered the JT Open program by launching the JT2Go™ solution, collaborative, no-cost 3D viewing products to enable companies to share detailed 3D product and manufacturing data globally using the JT format.

•
Our Reseller Program. This program is designed to extend our channel to market by recruiting and managing third-party resellers. Resellers are chosen based on their skill level, geographic location or industry expertise. The relationships with these resellers are managed by the sales team to ensure close coordination with our direct sales force.

•
Customer Alliances. We also form alliances with groups of major customers in some industries that meet regularly to develop strategies and plans for increasing the effectiveness of our PLM solutions in their industry. One example is the UGS-hosted Automotive Steering Group, a group of major automotive and transportation industry customers, that meets approximately twice per year to work on these issues.

Competition
     Our competitors include:
•	Generalist CAx and collaborative development software vendors that offer broad-range systems, such as Dassault Systèmes S.A. and Parametric Technology Corporation;

•	Software vendors that offer discrete products in the either the CAD, CAE or CAM market segments, such as ANSYS, Inc. and MSC Software Corporation;

•	Pure-play collaborative development vendors such as Agile Software Corporation and MatrixOne Inc.;

•	ERP software providers, such as SAP AG; and

•	Software vendors, such as Autodesk, Inc. and SolidWorks Corporation, a subsidiary of Dassault Systèmes, that primarily sell CAD products through distributors and resellers to smaller manufacturing businesses.
     In addition, some potential customers continue to use internally-developed information technology solutions to address some or all of the critical business needs covered by our PLM software and services, particularly in the collaborative development area.
     Our ability to compete successfully depends on factors both within and outside our control, including, among others, the successful and timely development of new software, versions and features, software performance and quality, pricing, customer service and support and PLM industry and general economic trends.
Intellectual Property
     We rely on a combination of contracts, copyrights, patents, trademarks and other common law rights such as trade secret and unfair competition laws to establish and protect the proprietary rights to our technology. Generally, we distribute our products under software licenses that grant customers licenses to, rather than ownership of, our applications and that contain various provisions protecting our ownership and confidentiality of our licensed technology. In general, the source code for our software is protected as a trade secret and as an unpublished copyrighted work. Generally, we own the intellectual property that constitutes our software applications, with the exception of NX Nastran, for which we own a worldwide full-use license, or we license third party software that we embed into and license in conjunction with our software products.

UGS®, the UGS Logo, Unigraphics Solutions®, Unigraphics®, Solid Edge®, Teamcenter®, Parasolid®, ProductVision®, VisView®, VisMockUp®, I-deas®, Femap® and eBreviate®, among others, are trademarks that we have registered and own in the U.S. We also have trademark applications pending in the U.S. and many foreign countries for other marks.
Employees
     At December 31, 2005, we employed approximately 7,200 persons who conduct business in more than 126 offices worldwide, comprised of 1,581 employees in sales and marketing support activities, 2,465 in product development, 2,468 in customer support, training and consulting, and 703 in general and administrative. Our United States employees are not represented by a labor union. We have never experienced a work stoppage and believe that our employee relations are good.
ITEM 1A: RISK FACTORS
If the PLM market does not develop as we anticipate, our revenue will be adversely effected.
     The PLM industry consists of both a CAx segment and a cPDM segment. We derive approximately 58.8% of our revenues from our CAx portfolio of software and services and the remainder from the cPDM software and services. The CAx industry is relatively mature and our ability to maintain this important source of revenue is dependent on our ability to continue to expand the functionality of our products, maintain our traditional customer base and expand into new industry sectors and geographies. If we are unable to sustain and grow our CAx business or if the PLM market does not develop as we anticipate, our financial condition and results of operations will be adversely affected.
     cPDM is a newer and less well known set of applications than CAx applications. As a result, cPDM may not achieve widespread acceptance or the level of penetration in the marketplace that we anticipate. If this market does not develop as we anticipate, our previous investments will not achieve the rate of return we desire and our financial condition and results of operations will be adversely affected.
The loss or downsizing of key customers would significantly reduce our earnings.
     Collectively, our top ten customers accounted for approximately 20.1% of our total revenues in 2005. Our earnings, and our stature in our industry, are highly dependent on our business with these customers. Also, due to the importance of our top customers to our financial performance, we are susceptible to increasing demands by them to lower prices or perform additional services at prices inconsistent with our cost structure. If one of our top ten customers downsizes or otherwise contracts its operations, the customer will likely reduce the amount of software and services it purchases from us. A loss of significant business from, or adverse performance by, any of these customers could be harmful to our results of operations.
Our industry is and will likely remain highly competitive.
     Our competitors include generalist PLM software developers that offer broad-range systems, such as Dassault Systèmes S.A. and Parametric Technology Corporation, software developers whose product lines are focused on specific segments of the CAx or cPDM markets, such as Agile Software Corporation and MatrixOne Inc., enterprise resource planning, or ERP, software developers, such as SAP AG, and niche software vendors selling CAD products largely through distributors and resellers to smaller manufacturing businesses. Competition in the PLM industry is intense and because the market for cPDM is new and fragmented, we expect competition in that sector to intensify.
     In addition, new competitors may enter through adjacent industries or through acquisitions. Some of our competitors are better capitalized than we are, and such entities possess significant resources to develop their capabilities in-house or through acquisitions. If one of our competitors with greater resources began to acquire entities in our industry to expand the breadth of their products and service offerings, we may not be able to compete effectively with the combined enterprise. In addition, Dassault benefits from its strategic relationship with International Business Machines Corporation. If we fail to deliver PLM software products that offer superior functionality and reliability and gain market acceptance, or if our competitors are able to deliver products that are superior to ours, our competitive position would be diminished and we would lose market share in the PLM software industry.
If we are unable to deliver new and innovative PLM software products and services, our revenues will be adversely affected.
     Demand in the PLM software industry is influenced by rapid technological changes in computer software. In the past, much of the growth in the PLM software industry has been generated by customer demand for PLM software products and services that take advantage of the latest changes in software, hardware, and networking technologies to deliver new and enhanced features and functionality. For this reason, our ability to generate new sales and increase our revenue is highly dependent on our ability to leverage new technologies to:
•	enhance and expand our existing PLM software products and services; and

•	deliver new, high-quality PLM software products and services in a cost-effective and timely manner.
     Additionally, technological changes often must be anticipated well in advance in order to develop or acquire new products and services that successfully take advantage of new technologies. We may not always anticipate such technological changes. Even if we anticipate technological changes, we may not have adequate resources or skilled personnel to develop or acquire the necessary technology or we may not be able to successfully integrate an acquired technology into our existing products and platforms. If we are unable to successfully deliver new and innovative PLM software products into the marketplace, our revenue will decline. Also, the nature of the PLM industry requires that we make significant investments each year in new technology. If we do not have adequate resources to continue our historic commitment to developing new technologies, our reputation and position in the marketplace will suffer with a corresponding negative impact on our results of operations and financial condition.
Substantial, prolonged economic downturns in the markets in which we operate could cause our customers to reduce their spending on capital investments, which has in the past and could in the future, negatively affect our results of operations.
     The amount customers are willing to invest in acquiring and implementing our software applications and the timing of these investments tends to vary depending on general economic conditions in the markets in which our customers operate. We derive a large portion of our revenue from our current customer base in the automotive and transportation sector and the aerospace and defense sector. An economic downturn in one of these industries, and any of the other industries in which we compete, or in the economy as a whole, would lead to a negative impact on our operations. The global economic downturn beginning around the fourth quarter of 2001 and continuing into the first half of 2003 had a significant impact on software and services budgets in many of the key industries we service, and as a result, from 2001 through the first half of 2003, our total revenues and results of operations declined. Additionally, any substantial and prolonged economic downturn in the markets in which we operate may lead to the renegotiation of contracts with our existing customers on terms less advantageous to us.
Our international sales constitute a substantial portion of our total sales and could be negatively affected by disruptions in international markets caused by currency exchange rate fluctuations, government actions, international political or economic instability, or other similar events.
     Revenue from our non-Americas sales represented approximately 56.9% of our total revenue for 2005. We expect revenue from our non-Americas sales to continue to represent a significant portion of our total revenue. For example, we expect most of the future growth of our CAD sales to be in non-Americas sales. There are risks inherent in doing business internationally, including:

•	currency exchange rate fluctuations. Many of our non-U.S. revenues and costs are denominated in non-U.S. currencies. To prepare our combined financial statements we must translate those revenues and costs into U.S. Dollars. In the past, this has affected and may in the future affect the value of profits earned on our international sales. Foreign exchange fluctuations may also distort our results.

•	imposition of United States and foreign government controls, such as export license requirements, restrictions on the export of critical technology or other trade restrictions, difficulties in obtaining and enforcing intellectual property rights or changes in regulatory practices, tariffs and taxes;

•	the extra difficulties in staffing and managing international operations, such as burdens of compliance with a wide variety of laws and regulations, longer accounts receivable payment cycles and difficulties in receivables collections, and tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries; and

•	economic, political or social instability in international markets or an international crisis, such as Avian Flu or SARS, which in 2003 delayed the sales of our software and services into the affected countries in Asia. We cannot predict the impact on our revenue and earnings of similar events that restrict travel and contact with current or potential customers or disrupt our operations.
We expect that our quarterly operating results will fluctuate, which may result in fluctuations in the trading price of our senior subordinated notes.
     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future. Our highest licensing sales for most quarters occur in the last month of the quarter and for most years occur in the month of December, and our software revenue, total revenue, operating income and net income have this year and generally in the past been lower in the first quarter of a given year than in the fourth quarter of the preceding year. These fluctuations may continue or change because of a variety of factors that affect both our ability to sell our products and the timing of sales of our products. In addition, cPDM products tend to be more enterprise-level sales with longer lead-times. As the percentage of our sales derived from the cPDM segment grows, the volatility of our quarterly revenues could increase.
Future terrorist attacks could lead to decreased capital expenditures on PLM software and services and could negatively affect our business.
     After the terrorist attacks of September 11, 2001, we experienced a significant decline in our sales as companies decreased their capital expenditures in response to uncertain economic and political conditions. The decline in capital expenditures in response to these conditions resulting from the terrorist attacks on September 11, 2001 was particularly severe in several of our primary markets including the automotive and transportation and the aerospace and defense industries. Future terrorist attacks could have a similar effect on our sales and could negatively affect our financial condition and results of operations.
We received certain indemnities from EDS that may not adequately protect us from liability against all consequences or aspects of matters we were indemnified against.
     As part of our separation with EDS, we obtained indemnities from EDS for certain matters from the time of our separation. However, because certain laws place significant limitations on the enforceability of indemnification and such indemnification may be limited by the continued solvency of EDS, there is no assurance that such indemnification agreements will adequately protect us against liability from all of the consequences of these matters. The occurrence of an event not fully indemnified against, or the failure of EDS to meet its indemnification obligations, could result in substantial losses.
Our ability to complete or integrate future acquisitions may adversely affect our business or financial performance.

     Part of our business strategy is to selectively acquire other businesses that will complement our existing business. We are generally unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. Our ability to finance acquisitions may be constrained by our high degree of leverage. Our senior secured credit facility and the terms of the notes significantly limit our ability to make acquisitions and to incur indebtedness in connection with acquisitions.
     Any acquisition involves risks, including integration, conversion, and management of acquired technology, operations, customers, and personnel. The process of integrating acquired companies and operations into our operations may result in unforeseen operating difficulties and may require significant financial resources and management’s time and attention that would otherwise be available for the on-going development or expansion of our existing operations. Moreover, the integration of product platforms in an acquisition, as with our merger with Structural Dynamics Research Corporation, or SDRC, in 2001, could result in customer caution and anxiety which may delay orders from customers or those of our acquisition candidates, or may result in customer defections to our competitors. An acquisition may also lead to a one-time in-process research and development charge and ongoing expenses associated with amortization of goodwill and other purchased intangible assets. In addition, acquisitions outside the United States, such as our acquisition of Tecnomatix Technologies Ltd, in April 2005, may present unique difficulties and increase our exposure to those risks attendant to international operations.
Declining unit prices and increased productivity of PLM software products, or changes in the pricing models for PLM software products, could negatively impact our revenue growth.
     The competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other products, we may then need to lower prices or offer other favorable terms in order to compete successfully. We expect such pricing pressure to be more pronounced in the non-U.S. emerging markets where we intend to target our future growth. Any such changes would be likely to reduce margins and could adversely affect operating results. If we cannot offset price reductions with a corresponding increase in the number of unit sales or with lower spending, then the reduced software revenues resulting from lower prices would adversely affect our results.
     As is common in high-tech industries with rapid technological change, our customers may also require us to continue to add functionality to our seats in order to maintain price. The increased productivity of our PLM software applications may result in our customers requiring fewer software seats. Additionally, changes in the pricing model for PLM software products, such as a change to subscription-based licensing or customer reluctance to renew maintenance services at our current rates, could require us to implement a new pricing model in order to remain competitive. A change in pricing model could require significant resources in order to transition successfully and could reduce our revenue during such a transition.
As a result of our strategy of partnering with other companies for product development, marketing, distribution, and services, our products and business development could be adversely affected if we experience difficulties with our partners.
     Our PLM strategy requires fully integrated solutions of PLM products, which are themselves increasingly complex. To implement our PLM strategy, we have chosen to partner with other companies: in product development, to integrate other software components; in marketing, to integrate or offer complementary products made by other software providers; in distribution, to sell our products through sales channels; and in services, to provide adequate support for customers adapting and deploying PLM solutions. We believe that our partnering strategy allows us to reduce costs while achieving broader market coverage. Nevertheless, our broad partnering strategy creates a higher dependency on such partners. Serious difficulties in our relationships with our partners, or an unfavorable change of control of our partners, may adversely impact our products or business development.
Defects, major design errors or security flaws in our products could harm our reputation and expose us to potential liability.

     Complex software such as PLM software may contain errors or defects when first introduced or when new versions or enhancements are released. If errors or defects are discovered in our current or future products, we may not be able to correct them in a timely manner, if at all. In our development of new products, we may make a major design error. In addition, certain of our Internet browser-enabled products include security features that are intended to protect the privacy and integrity of customer data. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users, such as hackers bypassing firewalls and misappropriating confidential information. Such break-ins or other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of our customers. To the extent we suffer adverse publicity relating to design flaws or security breaches, the adoption of our software by prospective clients could be adversely impacted.
     Our insurance may not cover the cost of correcting significant errors, defects, design errors or security problems. Some of our software incorporates open source code that is not covered by a warranty. We may need to expend significant capital resources in order to eliminate or work around errors, defects, design flaws or security problems. Any one of these problems in our products may result in the loss of or a delay in market acceptance of our products, the diversion of development resources, damage to our reputation, and increased service and warranty costs. Because these problems in our software could result in significant financial or other damage to our customers, our customers could pursue claims against us.
     Although our agreements generally contain provisions designed to limit our exposure as a result of actual or alleged design defects, security failures or errors in our software products, services or application hosting, such provisions may not cover every eventuality or be effective under applicable law. Any claim, regardless of its merits, could entail substantial expense and require the devotion of significant time and attention by key management personnel.
Our facilities and systems are subject to the risk of temporary damage due to system interference, breakdown or physical harm.
     Our facilities are computer-based and rely on the proper functioning of complex software and integrated hardware systems. It is not possible to guarantee the uninterrupted operation and security of these systems. For example, the invasion of our computer-based systems by either computer hackers or industrial pirates could interfere with their proper functioning and cause substantial damage, loss of data or delays in on-going research and production activities. Computer viruses, whether deliberately or unintentionally introduced, could also cause similar damage, loss or delays. As many of our systems include advanced or state-of-the-art functionalities, computer “bugs” or design errors could cause malfunctions.
     The short- or long-term loss of the use of these facilities and systems could have a material negative impact on our business, results of operations and financial condition.
Our international activities subject us to export requirements, the violation of which could adversely affect us.
     We supply our products to many international markets. As part of those activities, we are subject to various legal requirements relating to import and export restrictions such as Export Administration Regulations promulgated by the United States Department of Commerce. We have identified certain transactions of SDRC that may have been in violation of Export Administration Regulations and may also have been in violation of other laws and regulations. Some of these activities may have continued after our acquisition of SDRC. We are engaged in communications with the appropriate governmental authorities concerning these possible violations. To the extent we violated any of these regulations, we could be required to pay fines and penalties that could be material. In addition, although such matters are usually resolved through the imposition of civil penalties, we could be subject to the suspension or revocation of our export privileges and we and our officers could be subject to criminal penalties, any of which could be materially adverse to us. As part of the separation of EDS, we are indemnified by EDS on a dollar for dollar basis, without a cap or deductible, for damages, losses and expenses in excess of reserves relating to specified possible violations of Export Administration Regulations.

If we are unable to protect our intellectual property rights, it could negatively affect the value of our brands and products.
     We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our products from infringement which is critical to our success. There can be no assurance that these protections will be adequate or that our competitors will not independently develop software products or technologies that are substantially equivalent or superior to our technology. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary (including certain portions of our software products and technologies), as a result of our use of open source software. In addition, the laws of some countries do not protect and enforce our proprietary rights to the same extent as do the laws of the United States. Accordingly, we might not be able to protect our proprietary software products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position.
     Our activities, including product research, development and support, are distributed around the world in several of our foreign subsidiaries and foreign offices. Each country in which such activities take place has its own laws and regulations relating to the creation of intellectual property rights and the ownership and transfer of such rights. In spite of our efforts to ensure our ownership of the intellectual property our employees and agents create, the steps we have taken in the past to ensure our ownership of all intellectual property rights created in foreign jurisdictions may have been, and may in the future continue to be, inadequate to support our ownership of the intellectual property rights they create. The loss of substantial intellectual property rights ownership could adversely affect our business.
     One element of our valuable intellectual property is our collection of trademarks. The steps we have taken in the past occasionally have been, and may in the future continue to be, inadequate to protect our trademark rights and deter misappropriation of our trademark rights. We have registered certain trademarks and have other trademark registration applications pending in the United States and foreign jurisdictions. The standards which the United States Patent and Trademark Office and similar agencies in other countries use to register trademarks are not always applied predictably or uniformly and can change. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights and branding practices could result in the expenditure of significant resources.
Claims that our products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our revenue and operating margins.
     Some of our competitors may have been more aggressive than us in applying for or obtaining patent protection for innovative proprietary technologies in both in the United States and abroad. Although we have been issued patents under our patent program and have a number of patent applications pending for inventions claimed by us, there can be no assurance that in the future patents of third-parties will not preclude us from using a technology in our products or require us to enter into royalty and licensing arrangements on terms that are not favorable to us, or force us to engage in costly infringement litigation, which could result in us paying monetary damages or being forced to redesign our products to avoid any infringement.
     Third-parties have claimed and may claim in the future that we have infringed their intellectual property rights. We expect that our software products may increasingly be subject to such claims as the number of products and competitors in our industry segment grows, as we expand our products into new industry segments, and as the functionality of products overlap. Additionally, our license agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of the intellectual property rights of third-parties with respect to products that we license. We might have to defend or indemnify our customers to the extent they are subject to these types of claims. Defending any of these claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, subject our products to an injunction, require a complete or partial redesign of the relevant product, require us to pay monetary damages, require us to enter into royalty or licensing agreements or adversely affect our relationships with our customers. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.
The loss of technology licensed from third-parties on a non-exclusive basis that we integrate in our software could delay implementation of our products or force us to pay higher license fees.
     We depend on technology that we license from third-parties on a non-exclusive basis and integrate into our software. Licenses for third-party software that we use in our current products might be terminated or not renewed and we may be unable to license third-party software necessary for such products or products we will develop in the future. We may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models. Changes to or the loss of a third-party license could lead to an increase in the costs of licensing, inoperability of our software products or the reduction of software performance. In addition, technology licensed from third-parties may have undetected errors that impair the functionality or prevent the successful integration of our software. As a result of any such changes or losses, we may need to incur additional development costs to ensure continued performance of our products or suffer delays in the licensing of software products until replacement technology, if available, can be obtained and integrated.
If we lose the services of our senior executives or employees who possess specialized market knowledge and technical skills, it could reduce our ability to compete, to manage our operations effectively, or to develop new products and services.
     Our ability to implement our business strategy and our future success depend largely on the continued services of our senior executives. Many of our senior executives have extensive experience in our industry and with our business, products and customers. The loss of some or all of our senior executives could negatively affect our ability to develop and pursue our business strategy. Also, we have agreed with one of our major customers to retain certain senior executives and key employees working on its account.
     In addition, our future performance depends upon our ability to attract and retain highly qualified engineering, sales, marketing, services and managerial personnel. The loss of the technical knowledge and management expertise of any of these key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could materially and adversely affect our operating results.
     Despite recent adverse economic trends, competition for executive, managerial and skilled personnel in the software industry remains intense. We expect continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current economy continues to improve. We might not be able to retain our current personnel or continue to attract and retain the personnel we require to develop and market new and enhanced products and to market and service our existing products and conduct our operations successfully.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our senior subordinated notes.
     We are highly leveraged. The following chart shows our level of indebtedness and certain other information as of December 31, 2005.

December 31, 2005
(In millions)
Senior secured credit facility	$654.3
Senior subordinated notes	$550.0
Other debt	$7.7

Total debt	$1,212.0
Stockholders’ equity	$922.3

     Our high degree of leverage could have important consequences, including the following:
•	it may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities;

•	certain of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
     We may not be able to generate sufficient cash to service all of our indebtedness and be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
     Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:
•	fluctuations in interest rates;

•	customer actions increasing competition;

•	global economic situations;

•	increased operating costs; and

•	trends in our industry.
     We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture will restrict our ability to dispose of assets and use the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from the dispositions. These proceeds may not be adequate to meet any debt service obligations then due.
Restrictive covenants may adversely affect us.

     The indenture governing our outstanding notes contains various covenants that limit our ability and our subsidiaries’ ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make other restricted payments including, without limitation, paying dividends, making loans and investments and redeeming debt that is junior in right of payment to the senior subordinated notes;

•	sell certain assets;

•	create liens on certain assets without securing the senior subordinated notes;

•	merge, consolidate, sell or otherwise dispose of substantially all of our assets;

•	enter into agreements that restrict dividends from subsidiaries;

•	enter into certain transactions with our affiliates; and

•	change our business.
     In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we might not be able to meet those tests. A failure by us to comply with any of these covenants could result in an event of default under our senior secured credit facility and a cross-default under the notes upon an acceleration under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we might not have sufficient assets to repay our senior secured credit facility and our other indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
     Certain of our borrowings, primarily borrowings under our senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.
Our global presence increases the complexity of assessing the adequacy of our provision for income taxes.
     We are subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax authorities. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Any adverse outcome from these examinations may have an adverse effect on our operating results and financial position.
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
     Our operating results are subject to fluctuations in foreign currency exchange rates. We have two cross currency interest rate swaps to partially hedge our exposure to foreign currency exchange rate fluctuations, primarily the Euro. We regularly review our hedging program and will make adjustments as necessary based on the judgment factors discussed above. Our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition or results of operations.
ITEM 2: PROPERTIES
     We currently lease approximately 126 facilities in 26 countries. These 126 locations total approximately 1.9 million square feet of space.
     Our corporate headquarters, consisting of approximately 43,800 square feet, is currently located in Plano, Texas. Our Cincinnati, Ohio facility is our largest facility, consisting of approximately 221,000 square feet, and is a principal technical development support and marketing center. The Cypress, California facility, consisting of approximately 127,000 square feet, also serves as a principal technical development, support and marketing center. Our St. Louis, Missouri facility, consisting of approximately 123,000 square feet, contains sales, marketing, general administration and product development personnel.
     Our European headquarters is located in Camberley, England. Activities at the Camberley office include oversight of European operations, marketing and finance. Our Asia Pacific headquarters is located in Hong Kong. Activities at the Hong Kong office include oversight of Asia Pacific operations, marketing and finance.
ITEM 3: LEGAL PROCEEDINGS
     We are from time to time involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Pursuant to a written consent dated October 4, 2005, the Sole Stockholder of UGS appointed the following persons to serve as directors on its Board of Directors: Anthony Affuso, Gregory Back, Andrew Balson, L. Dale Crandall, Patrick Hackett, Paul David Miller, Greg Mondre, Mark Nunnelly, David Peterschmidt and David Roux.
     No other matters were submitted to a vote of our sole shareholder during the fourth quarter of 2005.
PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for UGS Corp.’s common stock. We are a wholly-owned subsidiary of UGS Holdings, Inc. which holds all of our outstanding common stock. UGS Capital Corp. II is the parent of UGS Holdings, Inc. and holds all of the outstanding common stock of UGS Holdings, Inc.

UGS Capital Corp. is the parent of UGS Capital Corp II and holds all the outstanding stock of UGS Capital Corp II. These corporations are collectively referred to as our parent companies.
ITEM 6: SELECTED FINANCIAL DATA
     The selected data presented below under the captions Statement of Operations Data, Balance Sheet Data and Statement of Cash Flow Data for, and as of, the year ended December 31, 2005 and for, and as of, the end of the period from May 27, 2004 through December 31, 2004, are derived from the consolidated financial statements of UGS Corp., which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The selected data presented below under the captions Statement of Operations Data, Balance Sheet Data and Statement of Cash Flow Data for the period from January 1, 2004 through May 26, 2004, and for, and as of, the years ended December 31, 2003 and 2002, are derived from the consolidated financial statements of UGS PLM Solutions Inc., which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements for the year ended December 31, 2005, the period from May 27, 2004 through December 31, 2004, the period from January 1, 2004 through May 26, 2004, and for the year ended December 31, 2003, and the report thereon, are included elsewhere in this Annual Report on Form 10-K. We completed the acquisition of UGS PLM Solutions Inc. as of May 27, 2004, and as a result of adjustments to the carrying value of assets and liabilities resulting from the acquisition, the financial position and results of operations for periods subsequent to the acquisition may not be comparable to those of our predecessor company. The consolidated statement of operations data for the year ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001, were derived from UGS PLM Solution Inc.’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods. The results prior to the merger of Unigraphics and SDRC in August 2001 are not comparable with those after the merger.

	Successor		Successor	Predecessor
			Period of	Period of
			May 27,	January 1,
		Combined	2004	2004
	Year Ended	Through	through	through
	December 31,	December 31,	December 31,	May 26,	For the year ended December 31,
	2005	2004 (6)	2004	2004	2003	2002	2001
	(Dollars in thousands)
Statement of Operations Data:
Revenue:
License	$358,986	$314,146	$213,366	$100,780	$285,680	$280,450	$292,439
Maintenance	504,189	400,622	237,610	163,012	389,551	363,905	254,412
Services and other(1)	291,446	263,214	169,203	94,011	221,915	216,147	185,773

Total revenue	1,154,621	977,982	620,179	357,803	897,146	860,502	732,624
Cost of revenue:
Total cost of revenue	442,758	376,138	242,999	133,139	297,504	283,354	240,903

Gross profit	711,863	601,844	377,180	224,664	599,642	577,148	491,721

Operating expenses:
Selling, general and administrative	420,873	363,099	226,282	136,817	316,426	319,138	242,257
Research and development	167,484	135,726	82,875	52,851	125,848	129,046	119,642
In-process research and development(2)	4,100	50,819	50,819	—	—	—	86,130
Restructuring (3)	1,774	—	—	—	4,427	—	58,034
Amortization of goodwill and other intangible assets	34,147	20,865	18,365	2,500	6,679	6,850	31,513

Total operating expenses	628,378	570,509	378,341	192,168	453,380	455,034	537,576

Operating income (loss)	83,485	31,335	(1,161)	32,496	146,262	122,114	(45,855)

	Successor		Successor	Predecessor
			Period of	Period of
			May 27,	January 1,
		Combined	2004	2004
	Year Ended	Through	through	through
	December 31,	December 31,	December 31,	May 26,	For the year ended December 31,
	2005	2004 (6)	2004	2004	2003	2002	2001
	(Dollars in thousands)
Interest expense and amortization of deferred financing fees	(97,737)	(57,335)	(55,314)	(2,021)	(4,823)	(1,521)	(6,554)
Other income (expense), net	(17,671)	23,156	21,146	2,010	5,180	(963)	(1,245)

Income (loss) before income taxes	(31,923)	(2,844)	(35,329)	32,485	146,619	119,630	(53,654)
Provision (benefit) for income taxes	(9,857)	15,899	5,807	10,092	42,812	36,846	12,413

Net income (loss)	$(22,066)	$(18,743)	$(41,136)	$22,393	$103,807	$82,784	$(66,067)

	Successor		Predecessor
	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,532	$58,400	$40,314	$29,946	$35,564
Total assets	2,631,451	2,543,012	1,690,673	1,570,259	1,581,489
Long-term debt	1,212,046	1,049,623	—	—	—
Stockholder’s equity	922,323	969,602	1,432,737	1,320,887	1,233,526

	Successor		Successor		Predecessor
			Period of	Period of
			May 27,	January 1,
		Combined	2004	2004
	Year Ended,	Year Ended,	through	through
	December 31,	December 31,	December 31,	May 26,
	2005	2004 (6)	2004	2004	2003	2002	2001
	(Dollars in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$137,071	$182,658	$104,689	$77,969	$241,417	$161,693	$(27,689)
Investing activities	(263,438)	(2,130,376)	(2,101,737)	(28,639)	(62,105)	(66,767)	(33,863)
Financing activities	133,514	1,961,618	2,022,604	(60,986)	(170,578)	(103,830)	76,876
Other Data:
EBITDA(4)	$241,459	$176,318	$108,341	$67,977	$224,197	$183,604	$29,705
Capital expenditures — excluding capitalized software	14,829	12,936	8,594	4,342	6,850	12,629	18,633
Capitalized software(5)	69,775	60,067	35,314	24,753	51,877	54,288	9,721
Depreciation	14,889	14,265	7,967	6,298	19,152	24,402	18,691
Amortization — including capitalized and acquired software	160,756	107,562	80,389	27,173	53,603	38,051	58,114

(1)	Other revenue consists primarily of revenue received from sales of hardware.

(2)	In-process research and development represents research projects where technological feasibility has not been established as of the date of an acquisition. For 2005, we recorded charges for the valuation of in-process research and development of $4.1 million for the acquisition of Tecnomatix. For the period of May 27, 2004 through December 31, 2004, we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd. These amounts were immediately expensed following the consummation of the acquisitions and appear in our results as a charge in operating expenses. As part of our acquisitions of SDRC in August 2001 and of the 14% publicly held minority interest in Unigraphics in September 2001, we estimated the value of acquired in-process research and development at the close of the transactions. This value was immediately expensed following the consummation of the transactions and appeared in our 2001 results as a charge of $86.1 million.

(3)	In 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. Costs expensed for workforce reductions as a result of the restructuring amounted to $1.8 million. In 2003, we incurred restructuring costs of $4.4 million for severance charges and facilities consolidation in Europe related to a rationalization of our resources. In combining the operations of Unigraphics and SDRC, we incurred restructuring costs of $58.0 million in 2001 for severance, purchases of employee stock options, and facilities charges.

(4)	EBITDA is presented solely as a supplemental disclosure with respect to liquidity because we believe it provides a key indicator of our ability to pay our debt. Further, we have included information concerning EBITDA because we use such information as a contributing component in determining compensation of our management and in our review of the performance of our business. EBITDA as presented herein is not necessarily comparable to similarly titled measures. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under generally accepted accounting principles, or GAAP. EBITDA does not represent net income, as that term is defined under GAAP, and should not be considered as an alternative to net income. Additionally, EBITDA is not intended to be a measure of free cash flow available for management or discretionary use as such measures do not consider certain cash requirements such as capital expenditures (including capitalized software expense), tax payments and debt service requirements. The following is a reconciliation of our EBITDA to net cash provided by (used in) operating activities and net income (loss), the GAAP measures we believe to be most directly comparable to EBITDA:

	Successor		Successor	Predecessor
			Period of	Period of
			May 27,	January 1,
		Combined	2004	2004
	Year Ended	through	through	through
	December 31,	December 31,	December 31,	May 26,	For the period ended December 31,
	2005	2004 (6)	2004	2004	2003	2002	2001
	(Dollars in thousands)
Reconciliation of net cash provided by (used in) operating activities to net income (loss):
Net cash provided by (used in) operating activities	$137,071	$182,658	$104,689	$77,969	$241,417	$161,693	$(27,689)
(Provision) benefit for deferred income taxes	41,396	66,013	18,603	47,410	10,958	(18,469)	3,534
Depreciation and amortization	(175,645)	(121,827)	(88,356)	(33,471)	(72,755)	(62,453)	(76,805)
Amortization of deferred financing fees	(5,621)	(3,000)	(3,000)	—	—	—	—
In-process research and development	(4,100)	(50,819)	(50,819)	—	—	—	(86,130)
Stock-based compensation	(545)	—	—	—	—	—	—
Intangible asset writedowns	—	—	—	—	—	—	(9,114)
Other	(1,934)	(1,834)	443	(2,277)	(2,628)	(8,595)	(4,710)
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	(27,307)	26,300	28,662	(2,362)	(851)	631	—

	Successor		Successor	Predecessor
			Period of	Period of
			May 27,	January 1,
		Combined	2004	2004
	Year Ended	through	through	through
	December 31,	December 31,	December 31,	May 26,	For the period ended December 31,
	2005	2004 (6)	2004	2004	2003	2002	2001
	(Dollars in thousands)
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	18,749	(15,175)	(15,175)	—	—	—	—
Changes in operating assets and liabilities	(4,130)	(101,059)	(36,183)	(64,876)	(72,334)	9,977	134,847

Net income (loss)	$(22,066)	$(18,743)	$(41,136)	$22,393	$103,807	$82,784	$(66,067)

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(22,066)	$(18,743)	$(41,136)	$22,393	$103,807	$82,784	$(66,067)
Interest expense (income)	97,737	57,335	55,314	2,021	4,823	1,521	6,554
Provision (benefit) for income taxes	(9,857)	15,899	5,807	10,092	42,812	36,846	12,413
Depreciation and amortization	175,645	121,827	88,356	33,471	72,755	62,453	76,805

EBITDA	$241,459	$176,318	$108,341	$67,977	$224,197	$183,604	$29,705

(5)	We capitalize costs related to the development of software products at the time that their technological feasibility is confirmed. Technological feasibility is established once the product or enhancement meets the function, feature and technical performance requirements necessary for production and delivery to customers. Historically, technological feasibility was generally determined under a “working model” methodology at or near the time of release to customers. This resulted in the capitalization of a minimal amount of qualifying costs. However, following the integration of SDRC’s operations, on or about October 1, 2001, we adopted a new operating practice for identifying the point of technological feasibility enabling us to identify technological feasibility through a “detailed program design” process. This operating practice involves a thorough review of the product design and detail program design for product specifications and evaluation of any uncertainties in advance of development production efforts. As a result, technological feasibility is determined at an earlier stage in the development cycle and more coding and testing occur after technological feasibility is established.

(6)	Our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     We are a leading global provider of product lifecycle management (PLM) software and services that businesses around the world rely on to design, evaluate, manufacture and launch new products and to manage their product-related data throughout a product’s entire lifecycle. PLM is one of the major categories of enterprise software along with enterprise resource management, supply chain management and customer relationship management. PLM is the least mature of the major categories of markets in terms of customer penetration and is forecast to have the highest growth rate of all enterprise applications over the next four years. Based on data from a market research firm, 2005 industry wide sales of PLM software and services were approximately $10.7 billion. The average forecast by four leading industry analysts is that the PLM market is expected to grow at a compound annual growth rate of 8.9% through 2009. In 2005, we generated total revenues of $1,154.6 million.
     PLM has become a mission-critical technology by which companies design, evaluate and launch new products and then manage all product-related data throughout the entire life cycle of the product, from concept to retirement. PLM allows all of the many people that create or need to use that data in their individual jobs as they perform their product design, engineering and manufacturing functions to have access to it across the company and over the many years that the product and its new versions are in the marketplace. It allows companies to use the product data they create for a series of further purposes across the enterprise, sharing that data with purchasing, sales, marketing and all other functions that have need to access that information. Our software and services enable our customers to reduce their development and manufacturing costs through the digital management of their innovation process, including the ability to collaborate digitally with their suppliers. We believe that today’s business focus both on revenue growth and on increasing profitability in a new, distributed, outsourced environment is fueling the momentum behind PLM software.
     PLM software encompasses both collaborative product development management (“cPDM”) applications and CAx applications. CAx includes computer aided design (“CAD”), computer aided engineering (“CAE”) and computer aided manufacturing (“CAM”) applications. CAx applications allow manufacturers to transform product sketches into digital representations, to digitally simulate performance and to design manufacturing processes. cPDM applications manage CAx and other product related data and share and control that data in real-time throughout the customer’s organization and with external suppliers, designers and engineers. Based on 2005 market data, we are the number one provider in the emerging cPDM market and the number two provider in the CAx market.
     Our typical customers use PLM software and services to develop and manufacture products with complex design requirements and include leaders in the automotive and transportation, aerospace and defense, consumer products, equipment and machinery, shipbuilding and high-tech electronics industries. Of the companies in the Global 500, 291 are in our target industries and over 60% of those companies are our customers. We have long-standing relationships with many of our customers, and the average tenure of our top 100 customers is 16 years. Our customer base is large and diversified across industry sectors and geographies. The automotive and transportation, aerospace and defense, high-tech and consumer products, and equipment and machinery industries accounted for 25%, 30%, 23% and 14%, respectively, of installed seats in 2005. In addition to commercial use, our applications also have a leading position in academic institutions where future designers and engineers are trained on our software. In 2005, we generated approximately 43% of our revenue in the Americas, 38% in Europe and 19% in Asia Pacific. We have in excess of 4 million licensed application and platform seats and more than 46,000 accounts around the world. In 2005, no customer accounted for more than 7% of our revenue.
Basis of Presentation

     Our consolidated financial statements for the Predecessor period ended May 26, 2004 were prepared using our historical basis of accounting. As a result of the Transactions on May 27, 2004, a new basis of accounting began on May 27, 2004. We have prepared our discussion of the results of operations by comparing the year ended December 31, 2005 with the mathematical combination of the Successor and Predecessor periods in the year ended December 31, 2004. The combined 2004 results of operations were also compared to the year ended December 31, 2003. Although this presentation does not comply with generally accepted accounting principles (“GAAP”), we believe it provides a more meaningful method of comparison. The combined operating results may not reflect the actual results we would have achieved absent the adjustments for purchase accounting and may not be predictive of future results of operations.
Key Business Metrics
     Our business performance is directly impacted by our ability to generate software revenue through the sale of CAx and cPDM licenses to existing and new customers. CAx includes CAD, CAE and CAM applications. In conjunction with our initial license sale, we enter into maintenance contracts to provide telephone support and upgrades and enhancements to the software license on a when and if available basis. We may also sign services contracts to provide technical services as needed by customers in order to successfully install the PLM software in their organization. Following the initial maintenance term, our objective is to subsequently renew maintenance contracts. We actively manage our business with the goal of maximizing research and development and sales and marketing productivity. To that end, we carefully evaluate capital investments in research and development projects and sales and marketing initiatives. The following is a brief description of the major components of our financial performance and how we manage them.
Revenue
     We earn revenue from three primary sources: license, maintenance and services. For the year ended December 31, 2005, license accounted for 31.1% of total revenue, maintenance accounted for 43.7% and services and other accounted for 25.2%. License revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. License sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the license sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by license sales and includes technical services such as training and implementation to facilitate the efficient implementation and usage of our licenses.
     For the year ended December 31, 2005, approximately 58.8% of our total revenue was generated from CAx applications, while the remaining 41.2% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.
Cost of Revenue
     Our license revenue has high gross margins due to low product costs. Our maintenance revenue has high gross margins due to the fact that it requires limited dedicated resources and costs after the initial sale. Services revenue is labor intensive and usually customer- or industry-specific and consequently entails more direct costs than either license or maintenance revenue. The cost of license revenue includes packaging, distribution and third-party royalties; the cost of maintenance revenue is comprised of help desk and technical support and third-party royalties; and the cost of services revenue consists of labor, labor-related costs for teams of technical specialists and third-party contractors. Cost of revenue also includes amortization of intangible assets for capitalized and acquired capitalized software and maintenance agreements.
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
     We also offer products through third-party distributors and value-added resellers. Our indirect sales channel consists of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, Japan and South Korea. Solid Edge is primarily marketed and licensed through our indirect sales channels and is part of our mid-market CAx offering.
     Our global marketing organization focuses on product level initiatives to increase brand equity. We utilize direct marketing initiatives to generate new leads for our sales force. Marketing costs include salaries, trade shows, conferences, product collateral, sponsorship fees and local seminars.
Research and Development Costs
     Research and development expenses include payroll, employee benefits, other labor related costs, facilities, workstations and software costs associated with product development. These costs are expensed as research and development. Once technological feasibility is achieved on a project we capitalize the software development payroll and employee benefits cost until the resulting product is available for general release. Expenses for major projects are carefully evaluated to manage return on investment requirements. We expect that our research and development spending will continue in line with historic levels. We have agreed with one of our major customers that, unless they otherwise consent, we will maintain research and development expenses at or above a minimum percentage of net sales. The required percentage is significantly below the percentage anticipated for the foreseeable future and, accordingly, we do not anticipate any impact from this commitment.
     In the comparisons that follow in this section, we define Total Research and Development Costs as the sum of research and development costs, which appears as an expense line item on our consolidated statement of operations, and capitalized software costs. We exclude third-party royalty fees and customer directed research and development, which are included in cost of revenue. The following is a summary of total research and development costs (in thousands):

	Successor		Predecessor
			Period of
		Period of	January 1 2004,
	Year Ended	May 27, 2004	through	Year Ended
	December 31,	through	May 26,	December 31,
	2005	December 31, 2004	2004	2003
Research and development costs	$167,484	$82,875	$52,851	$125,848
Capitalized software costs	69,775	35,314	24,753	51,877

Total Research and Development Costs	$237,259	$118,189	$77,604	$177,725

Factors Affecting our Results of Operations
     In making comparisons of our financial performance for the periods presented, it is important to be aware of the following factors that have impacted our stated financial results:
Impact of the Acquisition of UGS PLM Solutions Inc.
     The purchase price of UGS PLM Solutions Inc. was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of our assets and liabilities at closing was allocated to goodwill, which is subject to annual impairment testing. The purchase accounting adjustments that had a material impact on our financial position and results of operations include:

Deferred Revenue
     Prior to the acquisition, our deferred revenue balance was $138.3 million. The purchase accounting adjustment to reflect the deferred revenue balance at its fair value was $48.8 million, which resulted in a beginning deferred revenue balance on May 27, 2004 of $89.5 million. This adjustment had the effect of reducing revenue in periods subsequent to the acquisition for approximately one year. The deferred revenue adjustment resulted in lower total revenue of $6.7 million for 2005 and $40.9 million for the period of May 27, 2004 through December 31, 2004. The reduction in revenue in these periods resulted in corresponding reductions to gross profit, operating income and income before income taxes.
In-Process Research and Development
     We recorded a charge for the valuation of in-process research and development of $50.2 million in connection with the acquisition of UGS PLM Solutions Inc. The charge represents research projects where technological feasibility had not been established as of the date of the acquisition. This estimated value was immediately expensed following the consummation of the acquisition and appears in our results as a charge in operating expenses.
Amortization of Acquired Intangible Assets
     Prior to the acquisition, our intangible assets balance, net of accumulated amortization, was $216.1 million. As a result of the purchase accounting associated with the acquisition, the prior net intangible asset balance was replaced with a new basis of $805.8 million pursuant to a valuation. This results in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. The initial annual amortization will be approximately $130.0 million, or approximately $32.5 million on a quarterly basis.
Capitalization of Software Development Costs
     Due to the purchase accounting associated with the acquisition, the book value of all capitalized software as of May 26, 2004 was written off and included in the valuation of completed technology (software). As a result, amortization of capitalized software is lower in the periods after May 26, 2004, resulting in amortization of $10.0 million for 2005 compared to $14.9 million for 2004.
Other Acquisitions
D-Cubed, Ltd.
     On June 30, 2004, we acquired all of the stock of D-Cubed, Ltd., for an aggregate purchase price of $22.0 million. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The fair value estimated for intangible assets will result in slightly higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, was allocated to goodwill, which will be subject to annual impairment testing.
Tecnomatix Technologies Ltd.
     On April 1, 2005, we acquired all of the outstanding stock of Tecnomatix Technologies Ltd. (“Tecnomatix”) for an aggregate purchase price of $218.4 million, net of cash acquired. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. We financed this acquisition primarily from borrowings under our senior secured credit facility, which we amended to permit such additional borrowings for this purpose. The excess of total purchase price over the value of our assets and liabilities at closing, including identifiable intangible assets, was allocated to goodwill, which will be subject to annual impairment review. A total of

$121.4 million was allocated to intangible assets pursuant to a valuation. This will result in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. Amortization in the first year will be approximately $17.0 million, or approximately $5.7 million on a quarterly basis. We also adjusted deferred revenue as of April 1, 2005 by $4.9 million to reflect the deferred revenue balance at its fair value, which has the effect of reducing revenue in periods subsequent to the acquisition through March 2006. For 2005, the deferred revenue adjustment resulted in lower total revenue of $4.6 million.
Acquisition Related Interest Expense
     As part of the Transactions, we entered into long-term debt arrangements that provided for a $500.0 million term loan, a $125.0 million revolving credit facility and $550.0 million of senior subordinated notes. In addition, for the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. These activities result in higher interest expense in 2005 when compared to the 2004 Predecessor and Successor periods.
Services Arrangement
     We have historically deployed personnel from our research and development group to support the services arrangement of one of our largest customers with the revenue being classified as services revenue and the underlying cost being allocated to cost of revenue. As a result of a modification to our services agreement with this customer in November 2004, such resources will no longer be deployed directly in support of such an engagement. In addition, revenue from this arrangement is now classified as maintenance revenue. For 2005, our maintenance revenue increased by approximately $21.9 million, offset by a decline in services revenue of approximately $11.4 million. In addition, our cost of revenue was lower by approximately $7.1 million while research and development expenses increased accordingly, offset by applicable capitalized software costs. The resulting impact to our gross profit was an increase of approximately $17.6 million when compared to the prior year.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and relating disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to amortization periods, intangible assets and goodwill, income taxes, restructuring activities, litigation, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our results would be affected if we were to make different estimates under different assumptions or conditions and if the actual results are different than the estimates.
Capitalized Software Development Costs
     We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Costs related to the development of a software product to be sold are expensed until technological feasibility of a product or product enhancement has been reached. Costs incurred after this point are capitalized on a project-by-project basis. Judgment is required in determining when technological feasibility of a product or product enhancement is established. We evaluate the establishment of technological feasibility based on a detailed program design of the product or product enhancement. When the product or enhancement is available for general release to our customers we cease capitalization and begin amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio that the current product revenue bears to the total of current and anticipated future years’ revenue or (2) the straight-line method over the remaining estimated economic lives of the software products. We generally amortize the software costs of new releases of enhancements over a three year period based upon the estimated future economic life of the enhancement. The carrying values of capitalized costs are evaluated for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying values of capitalized costs are evaluated for impairment on an annual basis. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at its net realizable value. We have had no impairments of capitalized software costs.
Revenue Recognition
     We generate revenue from new licenses, maintenance contracts for license updates and product support and professional services, which include training, consulting and implementation services. While we recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” we exercise judgment and use estimates in connection with the determination of the amount of license, maintenance, and services revenues to be recognized in each accounting period.
We recognize revenue when all of the following are met:
•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the fee is fixed or determinable; and

•	collectibility is probable.
     Our software is sold primarily through our direct sales force. It is our practice to require that a written order signed by both the customer and us, or a purchase order from those customers that have previously negotiated an end user license arrangement, be received. Our software is also sold through indirect channels by third-party distributors and value-added resellers. Provided all other revenue recognition criteria are met, our indirect software sales are recognized on a sell-through basis, which involves obtaining persuasive evidence of the end user’s order placed with the distributor or reseller or evidence that delivery was made directly to the end user.
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
     We perform a collectibility assessment for each transaction pursuant to the collectibility requirements of our credit policy, which includes consideration of customer creditworthiness and historical payment experience. For contracts that do not meet our collectibility criteria, revenue is recognized when cash is received. At the same time, we assess whether the fees are fixed or determinable. Fees are generally considered fixed or determinable when payment terms are set forth at the contract execution date. We recognize revenue for delivered elements only when the fair value of the undelivered elements is known, uncertainties regarding customer acceptance are resolved, and there are no refund, cancellation, or return rights affecting the revenue recognized for delivered elements.
     Our license agreements generally include multiple products and services, or “elements.” For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”) of the individual elements. The application of license revenue recognition requires judgment, including the determination of the fair value of the elements and whether a license arrangement includes multiple elements. VSOE of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. VSOE does not exist for the license element, therefore, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Under the residual method, VSOE of any undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of VSOE of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established. Changes to the elements in a license arrangement and the ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue.
     We defer revenue associated with payments received from customers for the delivery of future services, where VSOE of undelivered elements in a bundled arrangement does not exist, or if other conditions to revenue recognition have not been met. SOP 97-2 requires the seller of software that includes post contract customer support (maintenance or “PCS”) to establish VSOE of the undelivered element of the contract in order to account separately for the PCS revenue. We determine VSOE by a consistent pricing of PCS and PCS renewals as a percentage of the license fees and by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of PCS is determined by reference to contractual renewals, we consider factors such as whether the period of the initial bundled PCS term is relatively long when compared to the term of the license or whether the PCS renewal rate is significantly below our normal pricing practices. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), we recognize revenue for the entire arrangement ratably over the PCS term.
     Professional services generally are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Provided all other revenue recognition criteria are met, our revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer.
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
     In connection with our acquisition of Tecnomatix, a valuation was prepared to determine fair values for the allocation of the purchase prices. Although the valuation has been completed, the purchase price allocation may change for up to one year subsequent to the acquisition date due to customary adjustments based on the final determination of certain assets and liabilities that existed at the time of the acquisition. These adjustments are not expected to be material to our consolidated financial statements.
     Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of vacating duplicate facilities, and contract termination costs. Restructuring costs were accounted for under Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business

Combination,” and have been recognized as a liability assumed in the business combination. Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for under EITF Issue No. 95-3, management utilized assumptions of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations and executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for under EITF Issue No. 95-3 will be recorded as an adjustment to goodwill while increases to the estimates will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter.
Recoverability of Goodwill, Acquired Intangible Assets and Long-Lived Assets
     We account for goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase, if necessary, measures the impairment. We perform our annual impairment test at October 1, or more frequently if circumstances indicate the potential for impairment which requires management to rely on a number of factors, including operating results, business plans and anticipated future cash flows. We have had no impairments of goodwill.
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
     Our operations were included in EDS’ consolidated income tax returns in certain countries through May 26, 2004. While we were in EDS’ consolidated income tax return, current and deferred taxes were calculated as if taxes were computed on the “separate return” method. Tax attributes allocated to the Company upon our departure from the EDS consolidated group will be made in accordance with the appropriate provisions of the Internal Revenue Code. Certain of our tax attributes, such as net operating loss and tax credit carry-forwards, may be impacted by tax authority audits of EDS. Such tax attributes as presented in our financial statements represent management’s estimate based on information available at the time of the financial statements.
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
Pricing of Historic EDS Services
     Until December 31, 2001, we had been a party to a management services agreement with EDS under which EDS performed various management services for us. We were charged amounts under this agreement which approximated EDS’ cost of providing the services, plus a fixed fee equal to 0.5% of our total revenues, up to a maximum fixed fee of $2.5 million annually. Had a similar agreement been in place following December 31, 2002, our corporate expenses would have amounted to $4.6 million in 2003 and $1.2 million for the period of January 1, 2004 through May 26, 2004. These amounts are reflected in the consolidated financial statements as selling, general and administrative expenses and represent the estimated costs of providing services to us. These numbers may not reflect what the actual costs of these services would have been if we had to acquire these services from third-parties.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for our share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. Beginning January 1, 2006, we will recognize the cost of new options granted and the modification of existing options, if any, as of such date using the fair-value-based method. As a result stock-based compensation expense included in the statement of operations is expected to be higher.
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
Geographic Segment Revenue
     The following tables compare our segment revenue for the last three years:

		Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2005	2004(a)	Increase	Increase
Americas	$497,570	$422,250	$75,320	17.8%
Europe	439,546	374,622	64,924	17.3%
Asia Pacific	217,505	181,110	36,395	20.1%

Total revenue	$1,154,621	$977,982	$176,639	18.1%

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2004(a)	2003	Increase	Increase
Americas	$422,250	$403,353	$18,897	4.7%
Europe	374,622	325,238	49,384	15.2%

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2004(a)	2003	Increase	Increase
Asia Pacific	181,110	168,555	12,555	7.5%

Total revenue	$977,982	$897,146	$80,836	9.0%

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
     Since 2001, an increasing percentage of our total revenue has been generated in segments outside the Americas. Collectively, Europe and Asia Pacific accounted for 56.9% of total revenue for 2005, 56.8% for 2004 and 55.0% for 2003.
     The Americas continues to be our largest segment representing 43.1% of total segment revenue for 2005, 43.2% for 2004 and 45.0% for 2003. For 2005, revenue in the Americas increased for all components compared to the same period in 2004. Maintenance revenue increased $46.0 million, which was due, in part, to the classification of $11.4 million of revenue from one of our largest customers as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also increased as a result of maintenance associated with the increased volume of license transactions and renewals on the existing customer base. Additionally, revenue was higher because the purchase accounting adjustment for deferred revenue for 2005 only resulted in reduced revenue of $4.8 million while the reduction in revenue for 2004 was $19.0 million. Total revenue also benefited from increased license revenue of $25.2 million, which was due to increased transaction volume and higher average deal size. Total revenue includes $22.2 million from the addition of Tecnomatix operations beginning April 1, 2005.
     The increase in revenue from 2003 to 2004 in the Americas was fueled by strong demand for licenses and services. Total revenue in the Americas for 2004 includes a reduction of $19.0 million due to the impact of the purchase accounting adjustment for deferred revenue.
     Europe is our second largest segment representing 38.1% of total segment revenue for 2005, 38.3% for 2004 and 36.3% for 2003. For 2005, revenue increased for all components compared to the same period in 2004. Total revenue increased primarily as a result of higher maintenance revenue of $35.8 million, which resulted from maintenance renewals on the existing customer base. Maintenance revenue was also higher because the purchase accounting adjustment for deferred revenue for 2005 only resulted in reduced revenue of $4.9 million while the reduction in revenue for 2004 was $14.3 million. Total revenue also increased $18.1 million due to services revenue that was primarily driven by growth in cPDM services projects, which are generally larger in scope than CAx services projects. Total revenue includes $34.3 million from the addition of Tecnomatix operations beginning April 1, 2005.
     The increase in revenue from 2003 to 2004 in Europe was largely driven by the foreign currency translation due to the appreciation of the Euro compared to the U.S. Dollar and, to a lesser extent, an increase in license and services revenue. Revenue growth in 2004 was offset by the $14.3 million reduction in revenue resulting from the impact of the purchase accounting adjustment for deferred revenue.
     Asia Pacific is our third largest segment representing 18.8% of total segment revenue for 2005, 18.5% for 2004 and 18.8% for 2003. The increase in total revenue from 2004 to 2005 was primarily due to growth in maintenance revenue, which benefited from increased maintenance orders and renewals of back maintenance contracts that had previously expired. Services revenue also increased in South Korea as a result of growth in cPDM services projects, which are generally larger in scope than CAx services projects. Total revenue also benefited from increased license sales, due in part, to India’s strong economic growth. Total revenue includes $11.9 million from the addition of Tecnomatix operations beginning April 1, 2005.
     The increase in total revenue from 2003 to 2004 in Asia Pacific was primarily due to maintenance revenue growth from increased renewal rates, as well as the maintenance revenue on those renewals that followed the increased license revenue experienced in the second half of 2003, which more than offset a reduction of $7.6 million due to the impact of the purchase accounting adjustment for deferred revenue. The increase in total revenue was also attributable to services revenue growth, which was aided by the addition of several services projects in Japan. The impact of foreign currency translation is not significant for revenue in Asia Pacific as most significant contracts are signed in U.S. Dollars.
Geographic Segment Operating Income
     The following tables compare our segment operating income, which excludes certain corporate level charges that we do not allocate by segment, for the last three years.

		Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2005	2004(a)	Increase	Increase
Americas	$228,238	$168,655	$59,583	35.3%
Europe	192,946	163,285	29,661	18.2%
Asia Pacific	122,382	100,447	21,935	21.8%

Total operating income	$543,566	$432,387	$111,179	25.7%

	Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2004(a)	2003	Increase	Increase
Americas	$168,655	$160,908	$7,747	4.8%
Europe	163,285	140,834	22,451	15.9%
Asia Pacific	100,447	99,688	759	0.8%

Total operating income	$432,387	$401,430	$30,957	7.7%

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
     The Americas represented 42.0% of total segment operating income in 2005, 39.0% in 2004, and 40.1% in 2003. The increase from 2004 to 2005 was primarily driven by the increase in revenue discussed above. For 2005, the Americas operating margin increased to 45.9% from 40.0% for 2004. The margin increase was primarily attributable to the increase in maintenance revenue discussed above, which typically carries a higher margin than services revenue.
     The increase from 2003 to 2004 was driven by the growth in revenue discussed above. In 2004, operating margins increased to 40.0% from 39.9% in 2003. The margin increase was primarily driven by an improved services margin, offset by a reduction in revenue of $19.0 million due to the impact of the purchase accounting adjustment for deferred revenue. As the Americas services revenue increased over the prior year, the services margin improved due to a slower increase in costs in the first half of 2004 because of the relatively consistent headcount of services personnel and reduced reliance on the use of third-party consultants. Operating income in 2004 for the Americas includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.
     Europe represented 35.5% of total segment operating income in 2005, 37.8% in 2004 and 35.1% in 2003. The increase from 2004 to 2005 was driven by the growth in revenue discussed above. For 2005, operating margins in Europe increased slightly to 43.9% from 43.6% for 2004. The margin increase was primarily attributable to the increase in maintenance revenue discussed above, which typically carries a higher margin than services revenue.

     The increase from 2003 to 2004 was primarily driven by the growth in revenue discussed above. In 2004, operating margins increased to 43.6% from 43.3% in 2003. The margin increase was primarily driven by the growth in license and maintenance revenue, which carry higher margins than services revenue. Operating income in 2004 for Europe includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.
     Asia Pacific represented 22.5% of total segment operating income in 2005, 23.2% in 2004 and 24.8% in 2003. The increase from 2004 to 2005 was driven by the growth in revenue discussed above. For 2005, operating margins in Asia Pacific increased to 56.3% from 55.5% for 2004. The increase was primarily attributable to an increase in maintenance revenue, which typically carries a higher margin than services revenue.
     The increase from 2003 to 2004 was primarily due to a combined increase of 18.0% in maintenance and services revenue. Despite the increase in operating income, operating margins for 2004 decreased to 55.5% from 59.1% in 2003 due to lower margins on our services business, which resulted from the increased usage of third-party consultants. Operating income in 2004 for Asia Pacific includes a reduction of revenue resulting from the purchase accounting adjustment discussed above.
     The following table represents our segment revenue and operating income, which excludes certain corporate level charges that we do not allocate by segment.

	Successor		Successor	Predecessor
			Period of
		Combined	May 27, 2004	Period of
	Year Ended	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	December 31,	through	December 31,
	2005	2004(a)	2004	May 26, 2004	2003
Americas:
Revenue	$497,570	$422,250	$260,370	$161,880	$403,353
Operating income	228,238	168,655	104,595	64,060	160,908
Europe:
Revenue	439,546	374,622	243,699	130,923	325,238
Operating income	192,946	163,285	112,401	50,884	140,834
Asia Pac:
Revenue	217,505	181,110	116,110	65,000	168,555
Operating income	122,382	100,447	67,235	33,212	99,688
Total Segments:
Revenue	1,154,621	977,982	620,179	357,803	897,146
Operating income	$543,566	$432,387	$284,231	$148,156	$401,430

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
     A reconciliation of operating income for reportable segments to operating income (loss) is as follows (in thousands):

	Successor		Successor	Predecessor
			Period of
		Combined	May 27, 2004	Period of
	Year Ended	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	December 31,	through	December 31,
	2005	2004(a)	2004	May 26, 2004	2003
Total operating income for reportable segments	$543,566	$432,387	$284,231	$148,156	$401,430
Research and development	(167,484)	(135,726)	(82,875)	(52,851)	(125,848)
In-process research and development	(4,100)	(50,819)	(50,819)	—	—
Restructuring	(1,774)	—	—	—	(4,427)
Amortization of capitalized and acquired software and other intangible assets	(157,504)	(104,629)	(78,589)	(26,040)	(50,588)
Corporate and unallocated costs	(129,219)	(109,878)	(73,109)	(36,769)	(74,305)

Operating income (loss)	$83,485	$31,335	$(1,161)	$32,496	$146,262

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net (loss) income and other information for the periods indicated (in thousands):

	Successor		Successor	Predecessor
			Period of
		Combined	May 27, 2004	Period of
	Year Ended	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	December 31,	through	December 31,
	2005	2004(b)	2004	May 26, 2004	2003
Revenue:
License	$358,986	$314,146	$213,366	$100,780	$285,680
Maintenance	504,189	400,622	237,610	163,012	389,551
Services and other(a)	291,446	263,214	169,203	94,011	221,915

Total revenue	1,154,621	977,982	620,179	357,803	897,146

Cost of revenue (includes amortization of capitalized and acquired software)	442,758	376,138	242,999	133,139	297,504

Gross profit	711,863	601,844	377,180	224,664	599,642

Operating expenses:
Selling, general and administrative	420,873	363,099	226,282	136,817	316,426
Research and development	167,484	135,726	82,875	52,851	125,848
In-process research and development	4,100	50,819	50,819	—	—
Restructuring	1,774	—	—	—	4,427
Amortization of other intangible assets	34,147	20,865	18,365	2,500	6,679

Total operating expenses	628,378	570,509	378,341	192,168	453,380

	Successor		Successor	Predecessor
			Period of
		Combined	May 27, 2004	Period of
	Year Ended	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	December 31,	through	December 31,
	2005	2004(b)	2004	May 26, 2004	2003
Operating (loss) income	83,485	31,335	(1,161)	32,496	146,262
Interest expense and amortization of deferred financing fees	(97,737)	(57,335)	(55,314)	(2,021)	(4,823)
Other income (expense), net	(17,671)	23,156	21,146	2,010	5,180

(Loss) income before taxes	(31,923)	(2,844)	(35,329)	32,485	146,619
(Benefit) provision for income taxes	(9,857)	15,899	5,807	10,092	42,812

Net (loss) income	$(22,066)	$(18,743)	$(41,136)	$22,393	$103,807

	Successor		Successor	Predecessor
			Period of
		Combined	May 27, 2004	Period of
	Year Ended	Year Ended	through	January 1, 2004	Year Ended
	December 31,	December 31,	December 31,	through	December 31,
	2005	2004(b)	2004	May 26, 2004	2003
Revenue:
License	31.1%	32.1%	34.4%	28.2%	31.8%
Maintenance	43.7%	40.9%	38.2%	45.6%	43.4%
Services and other(a)	25.2%	27.0%	27.4%	26.2%	24.8%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	38.3%	38.5%	39.2%	37.2%	33.2%

Gross profit	61.7%	61.5%	60.8%	62.8%	66.8%

Operating expenses:
Selling, general and administrative	36.4%	37.1%	36.5%	38.2%	35.3%
Research and development	14.5%	13.9%	13.4%	14.8%	14.0%
In-process research and development	0.4%	5.2%	8.2%	0.0%	0.0%
Restructuring	0.2%	0.0%	0.0%	0.0%	0.5%
Amortization of other intangible assets	3.0%	2.1%	3.0%	0.7%	0.7%

Total operating expenses	54.5%	58.3%	61.0%	53.7%	50.5%

Operating (loss) income	7.2%	3.2%	(0.2)%	9.1%	16.3%
Interest expense and amortization of deferred financing fees	(8.5)%	(5.9)%	(8.9)%	(0.6)%	(0.3)%
Other income (expense), net	(1.5)%	2.4%	3.4%	0.6%	(0.3)%

(Loss) income before taxes	(2.8)%	(0.3)%	(5.7)%	9.1%	16.3%
(Benefit) provision for income taxes	(0.9)%	1.6%	0.9%	2.8%	4.7%

Net (loss) income	(1.9)%	(1.9)%	(6.6)%	6.3%	11.6%

(a)	Other revenue consists primarily of hardware sales.

(b)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period from January 1, 2004 through May 26, 2004 and the Successor period from May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
Year Ended December 31, 2005 Compared to the Period of May 27, 2004 through December 31, 2004 (Successor) and the Period of January 1, 2004 through May 26, 2004 (Predecessor) Combined

Total Revenue
     The following table compares 2005 revenue to 2004 revenue:

		Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2005	2004(a)	Increase	Increase
License	$358,986	$314,146	$44,840	14.3%
Maintenance	504,189	400,622	103,567	25.9%
Services and other	291,446	263,214	28,232	10.7%

Total revenue	$1,154,621	$977,982	$176,639	18.1%

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
     For 2005, revenue increased for all components compared to the same period in 2004. Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $68.7 million. Total revenue was also higher because the purchase accounting adjustment for deferred revenue for 2005 only resulted in reduced revenue of $11.3 million while the reduction in revenue for 2004 was $40.9 million.
•
License. License revenue growth was due, in part, to increased transaction volume and higher average deal size in the Americas. The increase in license revenue was also partially due to the inclusion of Tecnomatix, which contributed revenue of $26.3 million. License revenue accounted for 31.1% of total revenue for 2005 compared to 32.1% for the 2004.

•
Maintenance. A portion of the increase in maintenance revenue resulted from the classification of $11.4 million of revenue from one of our largest customers that is now recognized as maintenance revenue rather than services revenue due to a modification to our services agreement with this customer. Maintenance revenue also benefited from the addition of Tecnomatix, which contributed revenue of $26.2 million. The growth is also due to increased maintenance revenue in our Europe segment that primarily resulted from maintenance associated with renewals on the existing customer base. In addition, total maintenance revenue was higher due to the impact from purchase accounting described above. Maintenance revenue accounted for 43.7% of total revenue for 2005 and 41.0% of total revenue for 2004.

•
Services and other. Services revenue grew across all segments with the Europe segment having the largest growth primarily due to growth in cPDM services projects, which are generally larger in scope than CAx services projects. Services revenue also benefited from the addition of Tecnomatix, which contributed revenue of $16.2 million. This growth was partially offset by the classification of revenue from one of our largest customers as maintenance revenue rather than services revenue as discussed above. Services and other revenue accounted for 25.2% of total revenue for 2005 and 26.9% of total revenue for 2004.

Gross Profit
     For 2005, gross profit increased $110.1 million, or 18.3%, to $711.9 million from $601.8 million for 2004. The increase was primarily due to additional license and maintenance revenue, which typically carries a higher margin than services revenue. However, gross profit for 2005 was reduced by the impact of purchase accounting, which resulted in $39.6 million of additional amortization of certain intangible assets over prior year amortization. Gross margin for 2005 was 61.7% compared to 61.5% for 2004. Although license and maintenance margins were slightly higher, this increase was offset due to higher amortization expenses.
Operating Expenses
Selling, General and Administrative
     For 2005, selling, general and administrative expenses increased $57.8 million, or 15.9%, to $420.9 million from $363.1 million for 2004. The increase reflects the inclusion of selling, general and administrative expenses from Tecnomatix of approximately $32.0 million. The increase was also due, in part, to the costs of additional headcount in our sales organization and incremental costs in our general and administrative organization to support our operations as a stand-alone entity. Even though selling, general and administrative expenses increased for the year, as a percentage of total revenue, such expenses decreased to 36.5% for 2005 from 37.1% for 2004 due to the 18.1% increase in revenues.
Research and Development
     For 2005, research and development expenses increased $31.8 million, or 23.4%, to $167.5 million from $135.7 million for 2004. As previously discussed, we capitalize software development costs once technological feasibility is established. For 2005, cash outflows for capitalized software costs increased $9.7 million, or 16.1%, to $69.8 million from $60.1 million for 2004.
     For 2005, Total Research and Development Costs increased $41.5 million, or 21.2%, to $237.3 million from $195.8 million for 2004. This increase is primarily due to continued investments in the Teamcenter product line. The addition of Tecnomatix resulted in expenses of approximately $15.0 million. In addition, the increase is attributable to research and development expenses previously recognized as cost of services revenue as a result of the change in the services arrangement with one of our customers, as previously discussed. For 2005, Total Research and Development Costs as a percent of revenue increased to 20.6% from 20.0% for 2004.
In-Process Research and Development
     We recorded a charge for the valuation of in-process research and development of $4.1 million in April 2005 for the acquisition of Tecnomatix. The charge represents research projects where technological feasibility had not been established as of the date of the acquisition. This estimated value was immediately expensed following the consummation of the acquisition of Tecnomatix and appears in our results as a charge to operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 25% to 90% complete at the acquisition date. The value of the in-process research and development was determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using a discount rate of 15%. This discount rate was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the costs and complexity of the work completed to date, and to be completed and other risks associated with completing the development.
     For 2004, we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd. The $50.2 million charge incurred in connection with the acquisition of UGS PLM Solutions Inc. represents research projects where technological feasibility had not been established as of the date of the acquisition of UGS PLM Solutions Inc. This estimated value was immediately expensed following the consummation of the acquisition of UGS PLM Solutions Inc. and appears in our results as a charge in operating expenses. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 8% to 98% complete at the acquisition date. The value of the in-process research and development was determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using an initial estimate of weighted-average cost of capital of 19.4%. The initial weighted-average cost used was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, the costs and complexity of the work completed to date and to be completed and other risks associated with completing the development.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions will affect individuals employed in selling, general and administrative, and research and development positions. We estimate the workforce reduction costs will be substantially paid by January 2006. In addition, our initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for both workforce reductions and exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for 2005.
Amortization of Other Intangible Assets
     For 2005, amortization of other intangible assets increased $13.2 million, or 63.2%, to $34.1 million from $20.9 million 2004. The increase in amortization is directly related to the intangibles associated with the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Operating Income
     For 2005, operating income increased $52.2 million, or 166.8%, to $83.5 million from $31.3 million for 2004. The increase is primarily due to the higher gross profit described above. This increase was partially offset by higher amortization of intangible assets that reflect the acquisitions of UGS PLM Solutions Inc. and Tecnomatix. In addition, offsetting the decrease in in-process research and development were increases in operating expenses for selling, general and administrative and research and development.
Interest Expense and Amortization of Deferred Financing Fees
     For 2005, interest expense and amortization of deferred financing fees increased $40.4 million to $97.7 million from $57.3 million for 2004. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc. and Tecnomatix.
Provision (Benefit) for Income Taxes
     For 2005, the provision for income taxes decreased $25.8 million, or 162.3%, to a benefit of $9.9 million from a provision of $15.9 million for 2004. Our effective tax rate, exclusive of the impact of in-process research and development, increased to a benefit of 35.4% in 2005 from a provision of 33.1% in 2004. The increase in the effective tax rate was primarily due to reduced extraterritorial income exclusion benefits.
For the Period of May 27, 2004 through December 31, 2004 (Successor) and for the Period of January 1, 2004 through May 26, 2004 (Predecessor) Combined Compared to the Year Ended December 31, 2003
Total Revenue
     The following table compares 2004 revenue to 2003 revenue:

	Year Ended
	Combined
	Year Ended	Year Ended
	December 31,	December 31,		Percentage
	2004(a)	2003	Increase	Increase
License	$314,146	$285,680	$28,466	10.0%
Maintenance	400,622	389,551	11,071	2.8%
Services and other	263,214	221,915	41,299	18.6%

Total revenue	$977,982	$897,146	$80,836	9.0%

(a)	As described above, our combined results for the year ended December 31, 2004 represent the addition of the Predecessor period of January 1, 2004 through May 26, 2004 and the Successor period of May 27, 2004 through December 31, 2004. This presentation does not comply with GAAP, but is presented because we believe it enables the most meaningful comparison of our results.
     Revenue increased for all components compared to the same period in 2003. This increase was offset by the reduction in revenue of $40.9 million due to the purchase accounting adjustment for deferred revenue. Included in this adjustment was $40.2 million for the reduction of maintenance revenue.
•
License. The increase was primarily due to license revenue growth in Europe, which was due in part to the appreciation of the Euro compared to the U.S. Dollar. License revenue accounted for 32.1% of total revenue for 2004 compared to 31.8% for 2003.

•
Maintenance. The increase resulted from the growth in maintenance revenue in Europe and Asia Pacific. Maintenance revenue has been aided by increased renewal rates. The increase was largely offset by lower maintenance revenue from the purchase accounting impact described above. Maintenance revenue accounted for 41.0% of total revenue for 2004 compared to 43.4% of total revenue for 2003.

•
Services and other. Similar to maintenance revenue, our services revenue tends to increase in line with license revenue growth. Services and other revenue accounted for 27.0% of total revenue for 2004 compared to 24.8% of total revenue for 2003.

Gross Profit
     For 2004, gross profit was essentially flat at $601.8 million compared to $599.6 million for 2003. Gross margin decreased to 61.5% for 2004 from 66.8% for 2003. Gross profit for 2004 was reduced by the impact of purchase accounting, which resulted in $40.9 million of lower revenue and $34.1 million of increased amortization of certain intangible assets.
Operating Expenses
Selling, General and Administrative
     For 2004, selling, general and administrative expenses increased $46.7 million, or 14.8%, to $363.1 million from $316.4 million for 2003. As a percentage of total revenue, selling, general and administrative expenses increased to 37.1% for 2004 from 35.3% for 2003. The increase in selling, general and administrative costs was attributable to start up expenses associated with establishing stand alone health benefits, marketing program spending increases and costs for outside consultants associated with the acquisition of UGS PLM Solutions Inc. In addition, incremental costs associated with new hires in our sales organization and the effects of foreign currency translation impacted total selling, general and administrative expenses.
Research and Development
     For 2004, research and development expenses increased $9.9 million, or 7.9%, to $135.7 million from $125.8 million for 2003. As previously discussed, we capitalize software development costs once technological feasibility is established. For 2004, capitalized software development costs increased $8.2 million, or 15.8%, to $60.1 million from $51.9 million for 2003.

     For 2004, Total Research and Development Costs increased $18.1 million, or 10.2%, to $195.8 million from $177.7 million for 2003. This increase was primarily due to investments in the Teamcenter product line and strategic new business opportunities. For 2004, total research and development costs as a percent of revenue increased slightly to 20.0% from 19.8% for 2003.
In-Process Research and Development
     As described earlier, in 2004 we recorded charges for the valuation of in-process research and development of $50.2 million in the acquisition of UGS PLM Solutions Inc. and $0.6 million in the acquisition of D-Cubed, Ltd.
Restructuring
     No restructuring charges were incurred during 2004. In 2003, we incurred a $4.4 million restructuring charge for severance and facilities costs that resulted from EDS’ initiatives designed to reduce costs and streamline its organizational structure in Europe. The charge included for workforce reductions of approximately 40 employees totaling $3.7 million and exit costs resulting from the consolidation of facilities of $0.7 million.
Amortization of Other Intangible Assets
     For 2004, amortization of other intangible assets increased $14.2 million, or 211.9%, to $20.9 million from $6.7 million for 2003. The increase in amortization is directly related to the intangibles associated with the acquisition of UGS PLM Solutions Inc.
Operating Income
     For 2004, operating income decreased $115.0 million, or 78.6%, to $31.3 million from $146.3 million for 2003. As a percentage of total revenue, operating income decreased to 3.2% for 2004 compared to 16.3% for 2003. Operating income was lower due to the impact of purchase accounting, which resulted in lower revenue of $40.9 million, increased amortization of intangible assets of $54.0 million and a charge for in-process research and development of $50.2 million.
Interest Expense and Amortization of Deferred Financing Fees
     For 2004, interest expense and amortization of deferred financing fees increased $52.5 million to $57.3 million from $4.8 million for 2003. This change was due to the interest expense associated with the debt incurred for the acquisition of UGS PLM Solutions Inc.
Provision for Income Taxes
     In 2004, the provision for income taxes decreased $26.9 million, or 62.9%, to $15.9 million from $42.8 million in 2003. Our effective tax rate, exclusive of the impact of in-process research and development increased to 33.1% in 2004 from 29.2% in 2003. The increase in the effective tax rate was primarily due to decreases in extraterritorial income exclusion amounts and research and experimentation credits.
Liquidity and Capital Resources
Debt and Commitments
     Our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of December 31, 2005, we had approximately $109.4 million of borrowing availability under our revolving loan facility, which takes into consideration approximately $0.6 million of letters of credit outstanding on that date, and $15.0 million of overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.
     Our debt structure consists of $550.0 million aggregate principal amount of our senior subordinated notes and our senior secured credit facility, consisting of (i) a $654.3 million term loan facility with a maturity on March 31, 2012, and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010.
     The senior subordinated notes are 10% notes due June 1, 2012. From time to time prior to June 1, 2007, the Company may, at its option and subject to certain requirements, redeem up to 35% of the notes from the proceeds of certain equity offerings. In addition, the Company may redeem some or all of the notes at any time prior to June 1, 2008 at a price equal to 100.0% of the principal amount plus accrued and unpaid interest, plus a make-whole premium. At any time on or after June 1, 2008, the Company may redeem the notes in whole or in part, at redemption prices of 105.0% in 2008, 102.5% in 2009 and 100.0% in 2010 and thereafter, plus accrued and unpaid interest, if any, to the redemption date. The notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc., UGS Israeli Holdings, Inc., and, as required by the indenture by all of our existing and future subsidiaries that guarantee our indebtedness or indebtedness of other guarantors of the notes. Interest on the notes is payable semi-annually. Financing fees incurred in connection with the subordinated notes were deferred and are included in other assets in the consolidated balance sheet. These fees are being amortized to interest expense over the term of the notes.
     The borrowings under our senior secured credit facility bear interest at either a floating base rate or a LIBOR rate, in each case plus an applicable margin. The term loan currently carries an interest rate of LIBOR plus 2.0%. In addition to paying interest on the outstanding principal under our senior secured credit facility, we pay a commitment fee (calculated in arrears) to the lenders under the revolving credit facility in respect of the unused revolving commitments, currently at a rate equal to 0.50% per annum.
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the year ended December 31, 2005, we permanently repaid $70.7 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment through 2011. Subject to certain exceptions as defined in our senior secured credit facility, we are required to make mandatory prepayments of the term loans with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. Beginning in 2007, we may be required to make mandatory prepayments from our excess cash flow as defined in our credit agreement. The obligations under our senior secured credit facility are guaranteed by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.
     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of December 31, 2005.
     Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of information technology (“IT”) spending and other factors, many of which are beyond our control. Any sizeable future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
Capital Expenditures
     Capital expenditures including capitalized software increased to $84.6 million for 2005 from $73.0 million for 2004. The increase is primarily due to a higher level of development activities resulting from the continuation of new product launches and enhancements and growth in the infrastructure of existing products. We expect capital expenditures in 2006 to grow proportionately with revenue.
Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. For 2005, cash provided by operating activities decreased $45.6 million primarily due to the interest payments on our long-term debt. This decrease was partially offset by the absence of the income tax payments that occurred during 2004, which were triggered by the acquisition of UGS PLM Solutions Inc.
     Cash used in investing activities decreased to $263.4 million for 2005 from $2,130.4 million in 2004. In 2005, cash used in investing activities was primarily related to the acquisition of Tecnomatix. In 2004, cash used in investing activities was primarily related to the acquisition of UGS PLM Solutions Inc.
     The change in cash flows from financing activities compared to the prior period is directly related to the impact of our debt arrangements incurred during the acquisition of UGS PLM Solutions Inc. during 2004.
Off Balance Sheet Obligations
     We do not have any material off balance sheet obligations.
Contractual Obligations
     The following table sets forth our long-term cash contractual obligations as of December 31, 2005.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Secured term loan(1)	$654,300	$—	$—	$—	$654,300
Senior subordinated notes(1)	550,000	—	—	—	550,000
Interest on long-term debt(1)	601,952	96,802	193,603	193,603	117,944
Note payable(2)	7,746	—	—	—	7,746
Purchase obligations(3)	4,026	4,026	—	—	—
Capital leases(4)	197	167	30	—	—
Operating leases(4)	113,932	40,500	44,457	20,283	8,692
Management fee(5)	15,000	3,000	6,000	6,000	—

Total cash contractual obligations	$1,947,153	$144,495	$244,090	$219,886	$1,338,682

(1)	Interest on the secured term loan was computed using the respective variable interest rates in effect as of December 31, 2005.
(2)	As part of the acquisition of UGS PLM Solutions Inc., EDS agreed to provide one of our Japanese subsidiaries with cash loans for any cash taxes incurred by that subsidiary in excess of what income taxes would have normally been incurred had each Japanese subsidiary constituted a single corporation. The loans will be made until such time that such tax attributes are expected to be realized by our Japanese subsidiary. Interest on the note payable will be only payable for any amounts outstanding after December 31, 2009. For purposes of the contractual obligations presentation, we have only included the repayment of principal.
(3)	Purchase obligations represent minimum commitments under supply arrangements related to product and/or services entered into in the normal course of our business. Contracts for which our commitment is variable based on volumes, with no fixed minimum quantities, and contracts that can be cancelled without payment penalties have been excluded. The purchase obligations included above are in addition to accounts payable and accrued liabilities recorded on our December 31, 2005 consolidated balance sheet.
(4)	The future minimum lease payments above include minimum future lease payments in use and those exited, net of estimated sublease income under existing sublease arrangements.
(5)	In connection with the acquisition of UGS PLM Solutions Inc., we entered into a management agreement with our parent companies and affiliates of each of our Sponsors in which we pay an annual aggregate management fee of $3.0 million. For purposes of the contractual obligations presentation, no payments for the management fee were included for periods greater than five years.
     In addition, we have agreed with one of our major customers that unless it otherwise consents, not to be unreasonably withheld, to maintain research and development expenses at a minimum percentage of net sales. The required percentage is significantly below the percentage anticipated for the foreseeable future and, accordingly, we do not anticipate any impact of this commitment.
Inflation
     Historically, inflation has not had a material effect on our results of operations.
Seasonality
     Our quarterly operating results have fluctuated significantly in the past and are likely to fluctuate significantly in the future. We have historically realized, and we expect to continue to realize, higher license revenue in the last two weeks of each fiscal quarter. A large portion of our annual license revenue is typically sold during the month of December, and our license revenue, total revenue, operating income and net income have generally been lower in the first quarter of a given year than in the fourth quarter of the preceding year.
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

     We are exposed to credit loss in the event of non-performance by the counterparty to the derivative financial instruments. We mitigate this risk by entering into agreements directly with a number of major financial institutions that meet our credit standards and that we expect to fully satisfy their contractual obligations. We view derivative financial instruments purely as a risk management tool and, therefore, do not use them for speculative trading purposes.
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of December 31, 2005, the following contracts were outstanding:

		Interest	Notional	USD Exchange
	Expiration	Rate	Value	Rate to € 1
		(In millions)
Pay fixed	December 15, 2014	9.0%	€46.5	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€43.0	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the year ended December 31, 2005, there was no hedge ineffectiveness recorded in the statement of operations.
Interest Rate Risk
     We are subject to interest rate risk for the variable interest rates on our $654.3 million secured term loan and our $125.0 million revolving credit facility. Assuming the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt would result in a $1.9 million change in annual interest expense.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to consolidated financial statements

Audited Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	50
Consolidated Statements of Operations for the year ended December 31, 2005 (Successor) and for the period of May 27, 2004 through December 31, 2004 (Successor), the period of January 1, 2004 through May 26, 2004 (Predecessor), and for the year ended December 31, 2003 (Predecessor)	51
Consolidated Balance Sheets as of December 31, 2005 and 2004 (Successor)	52
Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2005 (Successor) and for the period of May 27, 2004 through December 31, 2004 (Successor), the period of January 1, 2004 through May 26, 2004 (Predecessor), and for the year ended December 31, 2003 (Predecessor)	53
Consolidated Statements of Cash Flows for the year ended December 31, 2005 (Successor) and for the period of May 27, 2004 through December 31, 2004 (Successor), the period of January 1, 2004 through May 26, 2004 (Predecessor), and for the years ended December 31, 2003 (Predecessor)	55
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
UGS Corp.:
     We have audited the accompanying consolidated balance sheets of UGS Corp. and subsidiaries (Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2005 and the period from May 27, 2004 through December 31, 2004 (Successor periods). We have also audited the accompanying consolidated statements of operations, stockholder’s equity and cash flows of UGS PLM Solutions Inc. and subsidiaries (Predecessor) from January 1, 2004 to May 26, 2004 and for the year ended December 31, 2003 (Predecessor periods). These consolidated financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of UGS Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the Successor periods, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of UGS PLM Solutions Inc. and subsidiaries for the Predecessor periods, in conformity with U.S. generally accepted accounting principles.
     As discussed in note 1 to the consolidated financial statements, effective May 27, 2004 UGS PLM Solutions Inc. was acquired by UGS Corp. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UGS Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
March 7, 2006
St. Louis, Missouri

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	UGS Corp.		UGS PLM Solutions Inc.
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
	(In thousands)
Revenue:
License	$358,986	$213,366	$100,780	$285,680
Maintenance	504,189	237,610	163,012	389,551
Services and other	291,446	169,203	94,011	221,915

Total revenue	1,154,621	620,179	357,803	897,146

Cost of revenue:
License	21,213	13,768	7,163	15,603
Maintenance	56,411	32,842	21,177	52,210
Services and other	241,777	136,165	81,259	185,782
Amortization of capitalized software and acquired intangible assets	123,357	60,224	23,540	43,909

Total cost of revenue	442,758	242,999	133,139	297,504

Gross profit	711,863	377,180	224,664	599,642

Operating expenses:
Selling, general and administrative	420,873	226,282	136,817	316,426
Research and development	167,484	82,875	52,851	125,848
In-process research and development	4,100	50,819	—	—
Restructuring	1,774	—	—	4,427
Amortization of other intangible assets	34,147	18,365	2,500	6,679

Total operating expenses	628,378	378,341	192,168	453,380

Operating income (loss)	83,485	(1,161)	32,496	146,262
Interest expense and amortization of deferred financing fees	(97,737)	(55,314)	(2,021)	(4,823)
Other (expense) income, net	(17,671)	21,146	2,010	5,180

(Loss) income before taxes	(31,923)	(35,329)	32,485	146,619
(Benefit) provision for income taxes	(9,857)	5,807	10,092	42,812

Net (loss) income	$(22,066)	$(41,136)	$22,393	$103,807

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	December 31,
	2005	2004
	(In thousands, except
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$61,532	$58,400
Accounts receivable, net	251,763	233,180
Prepaids and other	18,622	23,869
Deferred income taxes	26,471	62,890

Total current assets	358,388	378,339

Property and equipment, net	36,645	33,751
Goodwill	1,393,472	1,317,948
Capitalized and acquired software, net	464,994	435,816
Customer accounts, net	203,064	217,961
Other intangible assets, net	135,265	116,501
Other assets	39,623	42,696

Total assets	$2,631,451	$2,543,012

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$159,976	$150,290
Deferred revenue	133,027	110,027
Income taxes payable	3,528	337
Current portion of long-term debt	—	5,000

Total current liabilities	296,531	265,654

Other long-term liabilities	48,511	41,011
Deferred income taxes	152,040	217,122
Long-term debt	1,212,046	1,049,623
Stockholder’s equity
Common stock, $ .01 par value; 3,000 shares authorized; 100 issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	1,005,991	1,005,479
Retained deficit	(63,202)	(41,136)
Accumulated other comprehensive (loss) income, net of tax	(20,466)	5,259

Total stockholder’s equity	922,323	969,602

Total liabilities and stockholder’s equity	$2,631,451	$2,543,012

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

					Accumulated
					Other
	Comprehensive			Additional	Comprehensive	Retained	Total
	Income	Common Stock		Paid-In	Income	(Deficit)	Stockholder’s
	(Loss)	Shares	Amount	Capital	(Loss)	Earnings	Equity
	(In thousands, except share amounts)
UGS PLM Solutions Inc. (Predecessor)
Balance at December 31, 2002	$—	1,000	$—	$1,338,681	$7,518	$(25,312)	$1,320,887
Capital contributions for income taxes, net	—	—	—	16,508	—	(22,910)	(6,402)
Change in minimum pension liability, net of taxes of $562	(849)	—	—	—	(849)	—	(849)
Currency translation adjustment	15,294	—	—	—	15,294	—	15,294
Net income	103,807	—	—	—	—	103,807	103,807

Comprehensive income	$118,252

Balance at December 31, 2003	$—	1,000	$—	$1,355,189	$21,963	$55,585	$1,432,737
Capital contributions for income taxes, net	—	—	—	48,836	—	(2)	48,834
Dividend to EDS	—	—	—	(250,000)	—	—	(250,000)
Change in minimum pension liability, net of taxes of $434	(651)	—	—	—	(651)	—	(651)
Currency translation adjustment	(3,390)	—	—	—	(3,390)	—	(3,390)
Net income	22,393	—	—	—	—	22,393	22,393

Comprehensive income	$18,352

Balance at May 26, 2004		1,000	$—	$1,154,025	$17,922	$77,976	$1,249,923

UGS Corp. (Successor)
Initial investment by parent companies	$—	100	$—	$1,001,502	$—	$—	$1,001,502
Capital contributed by parent	—	—	—	3,275	—	—	3,275
Equity compensation through retention plan	—	—	—	702	—	—	702
Change in fair value of derivative instruments, net of taxes of $6,833	(7,289)	—	—	—	(7,289)	—	(7,289)
Change in minimum pension liability, net of taxes of $75	(139)	—	—	—	(139)	—	(139)
Currency translation adjustment, net of taxes of $3,925	12,687	—	—	—	12,687	—	12,687
Net loss	(41,136)	—	—	—	—	(41,136)	(41,136)

Comprehensive loss	$(35,877)

Balance at December 31, 2004		100	$—	$1,005,479	$5,259	$(41,136)	$969,602

Capital contributed by parent	—	—	—	669	—	—	669
Equity compensation through retention plan	—	—	—	(702)	—	—	(702)
Stock-based compensation	—	—	—	545	—	—	545

					Accumulated
					Other
	Comprehensive			Additional	Comprehensive	Retained	Total
	Income	Common Stock		Paid-In	Income	(Deficit)	Stockholder’s
	(Loss)	Shares	Amount	Capital	(Loss)	Earnings	Equity
	(In thousands, except share amounts)
Change in fair value of derivative instruments, net of taxes of $480	892	—	—	—	892	—	892
Change in minimum pension liability, net of taxes of $169	(314)	—	—	—	(314)	—	(314)
Currency translation adjustment, net of taxes of $14,163	(26,303)	—	—	—	(26,303)	—	(26,303)
Net loss	(22,066)	—	—	—	—	(22,066)	(22,066)

Comprehensive loss	$(47,791)

Balance at December 31, 2005		100	$—	$1,005,991	$(20,466)	$(63,202)	$922,323

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(22,066)	$(41,136)	$22,393	$103,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Benefit for deferred income taxes	(41,396)	(18,603)	(47,410)	(10,958)
Depreciation and amortization	175,645	88,356	33,471	72,755
Amortization of deferred financing fees	5,621	3,000	—	—
In-process research and development	4,100	50,819	—	—
Stock-based compensation	545	—	—	—
Other	1,934	(443)	2,277	2,628
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	27,307	(28,662)	2,362	851
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	(18,749)	15,175	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,046)	(6,343)	13,062	45,644
Prepaids and other	(219)	(10,352)	3,357	5,919
Accounts payable and accrued liabilities	(11,820)	22,686	(8,319)	3,806
Deferred revenue	24,212	20,434	32,479	2,669
Income taxes payable	3,385	5,868	22,520	14,296
Other long-term liabilities	1,618	3,890	1,777	—

Total adjustments	159,137	145,825	55,576	137,610

Net cash provided by operating activities	137,071	104,689	77,969	241,417

Cash flows from investing activities
Acquisitions, net of cash acquired	(218,437)	(2,057,551)	—	—
Cash received from prior parent for acquisition related tax matters	18,171	—	—	—
Payments for purchases of property and equipment	(14,829)	(8,594)	(4,342)	(6,850)
Capitalized software costs	(69,775)	(35,314)	(24,753)	(51,877)
Payments for purchase of long-term investments	—	—	—	(2,114)
Proceeds from sale of marketable securities	23,194	—	—	—
Other	(1,762)	(278)	456	(1,264)

Net cash used in investing activities	(263,438)	(2,101,737)	(28,639)	(62,105)

Cash flows from financing activities
Payments under intercompany credit agreement, net	—	—	(60,986)	(170,578)
Proceeds from revolving credit line	175,051	72,950	—	—
Payments on revolving credit line	(181,051)	(66,950)	—	—
Proceeds from notes payable	10,297	1,025	—	—
Payments on notes payable	(2,773)	—	—	—
Proceeds from bank notes and bonds, net	225,350	1,013,302	—	—
Payments on bank notes and bonds	(94,029)	(2,500)	—	—
Investment by parent companies	—	1,001,502	—	—
Capital contributed by parent	669	3,275	—	—

Net cash provided by (used in) financing activities	133,514	2,022,604	(60,986)	(170,578)

Effect of exchange rate on cash and cash equivalents	(4,015)	4,382	(196)	1,634

Net increase (decrease) in cash and cash equivalents	3,132	29,938	(11,852)	10,368
Cash and cash equivalents at beginning of period	58,400	28,462	40,314	29,946

Cash and cash equivalents at end of period	$61,532	$58,400	$28,462	$40,314

Supplemental cash flow disclosures:
Income taxes paid	$29,119	$23,578	$41,539	$25,991
Interest expense paid	$92,476	$41,593	$1,977	$4,823
Non-cash investing and financing activities:
Equipment acquired through capital lease	$246	$—	$—	$—
See accompanying notes to consolidated financial statements.

UGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Summary of Significant Accounting Policies
Description of Business
     UGS Corp. (“the Company” or “Successor”) is a provider of product lifecycle management (“PLM”) software and related services. The Company’s software enables all of the participants involved in a company’s product lifecycle to work in concert to bring products to market and support their customer base by combining the capabilities and advantages of digital product design, simulation, manufacturing and collaboration technologies in unified software solutions that maximize the business value of the entire product lifecycle.
Basis of Presentation
     On May 27, 2004, UGS Corp., a newly formed Delaware corporation, acquired all of the stock of UGS PLM Solutions Inc. from Electronic Data Systems Corporation (“EDS”). Immediately following the acquisition from EDS, UGS Corp. merged with and into UGS PLM Solutions Inc., with UGS PLM Solutions Inc. continuing as the surviving corporation. In connection with that merger, UGS PLM Solutions Inc. changed its name to UGS Corp.
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
     The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America which require management to make assumptions and estimates that affect the amounts reported in these statements. Those items requiring assumptions and estimates include capitalized software development costs, revenue recognition, business combinations, income taxes and recoverability of goodwill, acquired intangible assets and long-lived assets. Actual results may differ from these estimates.
     The consolidated statement of operations, consolidated statement of stockholder’s equity and consolidated statement of cash flows are presented in two periods: Predecessor and Successor, which relate to the period preceding the acquisition of UGS PLM Solutions Inc. and the period succeeding the acquisition, respectively. During 2004, the Predecessor period is from January 1, 2004 through May 26, 2004. The Successor period is from May 27, 2004 through December 31, 2005.
     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

Asset	Years
Leasehold improvements	2-7
Computer equipment	2-10
Other equipment and furniture	5-20
     Leasehold improvements are amortized over the shorter of (a) the term of the lease or (b) the useful life of the improvements.
Accounts Receivable
     The Company recognizes allowances for doubtful accounts when circumstances indicate an accounts receivable will not be paid by a client due to client liquidity or other issues. The allowance for doubtful accounts is the Company’s best estimate of the aggregate of uncollectible amounts in the Company’s accounts receivable balances. The allowance is determined on an individual account basis through review of past due balances. The following summarizes the activity in allowance for doubtful accounts (in thousands):

		Additions		Deductions
	Balance at	Additions	Acquisition		Balance at
	Beginning	Charged to	Related		End
	of Period	Expense	Adjustments	Write-offs	of Period
Successor
For the year ended December 31, 2005	$7,452	$1,706	$1,793	$3,039	$7,912
Period of May 27, 2004 through December 31, 2004	12,052	1,134	(4,678)	1,056	7,452

Predecessor
Period of January 1, 2004 through May 26, 2004	10,954	2,001	—	903	12,052
For the year ended December 31, 2003	$13,343	$1,579	$—	$3,968	$10,954
Goodwill, Software and Other Intangible Assets
     The excess of the cost of acquired companies over the net amounts assigned to assets acquired and liabilities assumed is recorded as goodwill. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which was adopted effective January 1, 2002, goodwill is no longer amortized, but instead is assessed for impairment. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. Goodwill is tested for impairment annually on October 1, or more frequently if circumstances indicate the potential for impairment. No impairment loss was identified as a result of this test.
     Research and development costs are charged to expense when incurred. Costs related to the development of software to be sold are expensed until technological feasibility of a product or product enhancement has been reached. Costs incurred after this point are capitalized on a project-by-project basis in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company evaluates the establishment of technological feasibility based on a detailed program design of the product or product enhancement. When the product or enhancement is available for general release to our customers the Company ceases capitalization and begins amortization, which is calculated on a project-by-project basis as the greater of (1) the ratio that the current product revenue bears to the total of current and anticipated future years’ revenue or (2) the straight-line method over the remaining estimated economic lives of the software products. The Company generally amortizes the software costs of new releases of enhancements over a three year period based upon the estimated future economic life of the enhancement. The carrying values of capitalized costs are evaluated for impairment on an annual basis to determine if circumstances exist which indicate the carrying value of the asset may not be recoverable. If expected cash flows are insufficient to recover the carrying amount of the asset, then an impairment loss is recognized to state the asset at its net realizable value.
     The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to acquired software are amortized on a product-by-product basis over their remaining lives at the greater of straight-line or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. The weighted-average useful life of software acquired is 5 years. Costs allocated to identifiable intangible assets other than acquired software are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined by underlying contract terms or appraisals. Such lives range from 2 to 10 years.
Revenue Recognition
     The Company generates revenue from (1) new licenses, (2) maintenance contracts for license updates and product support and (3) professional services, which include training, consulting and implementation services. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is probable. The Company’s software is sold primarily through the Company’s direct sales force. It is the Company’s practice to require that a written order signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated an end user license arrangement be received. The Company’s software is also sold through indirect channels by third-party distributors and value-added resellers. Provided all other revenue recognition criteria are met, the Company’s indirect software sales are recognized on a sell-through basis, which involves obtaining persuasive evidence of the end user’s order placed with the distributor or reseller or evidence that delivery was made directly to the end user.
     For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”) of the individual elements. In most arrangements, VSOE does not exist for the license element; therefore, the Company uses the residual method under SOP 97-2 to determine the amount of revenue to be allocated to the license element. Under the residual method, VSOE of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.
     SOP 97-2 requires the seller of software that includes PCS to establish VSOE of the undelivered element of the contract in order to account separately for the PCS revenue. The Company determines VSOE by a consistent pricing of PCS and PCS renewals as a percentage of the software license fees and by reference to contractual renewals, when the renewal terms are substantive. In those cases where VSOE of PCS is determined by reference to contractual renewals, the Company considers factors such as whether the period of the initial bundled PCS term is relatively long when compared to the term of the software license or whether the PCS renewal rate is significantly below the Company’s normal pricing practices. Revenues for PCS are recognized ratably over the maintenance term specified in the contract. In arrangements where VSOE of PCS cannot be determined (for example, a time-based software license with a duration of one year or less), the Company recognizes revenue for the entire arrangement ratably over the PCS term.
     Deferred revenue includes (1) amounts currently due and payable from customers, and payments received from customers, for licenses, maintenance and/or services in advance of providing the product or performing services, (2) amounts deferred whereby VSOE of undelivered elements in a bundled arrangement does not exist, and (3) amounts deferred if other conditions to revenue recognition have not been met.
     Professional services generally are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Provided all other revenue recognition criteria are met, revenues for professional services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the professional services, revenue is deferred until the uncertainty is sufficiently resolved. If the Company does not have a sufficient basis to measure progress towards completion, revenue is recognized when the Company receives final acceptance from the customer.
Cost of Revenue
     The cost of licenses primarily consists of the cost of distributing the software products and royalty fees paid to vendors under licensing agreements. The cost of maintenance and services primarily consists of personnel and related costs associated with the generation and support of software maintenance and services revenue. Cost of revenue also includes amortization of intangible assets for capitalized and acquired software and maintenance agreements.
Lease Obligations
     The Company recognizes lease obligations with fixed escalations of rental payments on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin (“FTB”) 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.
Advertising Expense
     Advertising costs are expensed as incurred. The Company incurred advertising costs of $6.6 million for 2005, $3.0 million for the period of May 27, 2004 through December 31, 2004, $1.9 million for the period of January 1, 2004 through May 26, 2004, and $6.2 million for 2003.
Currency Translation
     Assets and liabilities of non-U.S. subsidiaries or divisions whose functional currencies are not the U.S. Dollar are translated at then-current exchange rates on the balance sheet date. Translation gains (losses) are not included in determining net income but are reflected as a component of comprehensive income (loss) in stockholder’s equity. Cumulative currency translation adjustments included within accumulated other comprehensive income (loss) in stockholder’s equity were a loss of $13.6 million at December 31, 2005, income of $12.7 million at December 31, 2004, and income of $22.8 million at December 31, 2003. Revenue and expense accounts are translated using average rates for the period. Transaction gains (losses) on foreign denominated assets and liabilities reflected in the statement of operations were net losses of $18.1 million for 2005, net gains of $15.0 million for the period of May 27, 2004 through December 31, 2004, net losses of $1.8 million for the period of January 1, 2004 through May 26, 2004, and net losses of $2.7 million for 2003.
Derivative Financial Instruments
     The Company accounts for derivative financial instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended. All derivatives are recorded on the balance sheet at fair value. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in stockholder’s equity and reclassified into earnings in the period that the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. Any hedge ineffectiveness is recognized in the statement of operations.
Income Taxes
     The Company’s operations were included in EDS’ consolidated income tax returns in certain countries through May 26, 2004. While the Company was in EDS’ consolidated income tax return, current and deferred taxes were allocated to the Company as if taxes were computed on the “separate return” method. Certain of the Company’s tax attributes, such as net operating loss and tax credit carryforwards, may be impacted by the filing or amendment of certain 2003 and short tax year 2004 consolidated income tax returns while the Company was owned by EDS, as well as tax authority audits of those returns. Such tax attributes as presented in the Company’s financial statements represent management’s estimate based on information available at the time of the financial statements. The allocation of the actual tax attributes to the Company from EDS will be made in accordance with the appropriate provisions of the Internal Revenue Code. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position.
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
     While the Company was owned by EDS, Company tax attributes utilized by EDS in its consolidated return, which could not be utilized by the Company on the separate return method, were treated as distributions from the Company to EDS. In addition, for periods subsequent to September 28, 2001 through May 26, 2004, EDS is obligated for all taxes of the Company and related interests. During this period of time, tax reserves relating to this matter were treated as capital contributions from EDS to the Company.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Stock-Based Compensation
     For stock options granted through December 31, 2005, the Company recognized compensation cost associated with its stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” The Company records stock-based compensation over the vesting period for the difference between the fair market value of an award at the date of grant and the purchase or exercise price of the share. These stock options will continue to be accounted for at intrinsic value. Beginning in 2006, the Company will recognize compensation cost associated with its stock-based awards to employees in accordance with SFAS No. 123(R), “Share-Based Payment” and its related interpretations.
     The Company recorded stock-based compensation expense of $0.5 million for 2005. A total of $0.3 million of the expense in the period resulted from the granting of stock options with exercise prices below the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which is currently being recognized as compensation expense over the five-year vesting period. The remaining expense recognized in 2005 resulted from the accelerated vesting of stock options for a terminated employee. The Company recorded compensation expense in the amount of $0.2 million as a result of the accelerated vesting.
     The following pro forma net income (loss) disclosure is computed as if the Company recorded compensation expense based on the fair value method required by SFAS No. 123, “Accounting for Stock-Based Compensation.” All Predecessor period stock options remained with EDS resulting in no impact to the Successor period compensation expense reflected in the pro forma presentation below (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Net income (loss)
As reported	$(22,066)	$(41,136)	$22,393	$103,807
Add: Total stock-based employee compensation expense included in reported net loss under APB Opinion No. 25, net of related tax effects	376	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(670)	(152)	(2,040)	(7,026)

Pro forma	$(22,360)	$(41,288)	$20,353	$96,781

     The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Expected term (in years)	5.9	5.5	3.4	4.1
Divided yields	0%	0%	1.7%	3.7%
Expected volatility	0%	0%	39.8%	46.4%
Risk-free interest rate	4.1%	3.6%	3.8%	2.7%

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Weighted-average fair value of options granted during the year:
Stock Option Plan	$2	NM	$11	$5
Retention Incentive Plan — UGS Capital Corp. Class L Common Shares	—	$15	—	—
Retention Incentive Plan — UGS Capital Corp. II Preferred Shares	—	$18	—	—
The weighted-average fair value of options granted during the Successor period May 27, 2004 through December 31, 2004 for the stock option plan is less than one dollar due to the Company’s use of the minimum value method.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There were no impairment charges in the periods reported.

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires share-based compensation transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. SFAS No. 123(R) is effective for the Company’s share-based awards granted, modified, or settled in any interim or annual period beginning after December 15, 2005. Beginning January 1, 2006, the Company will recognize the cost of new options granted and the modification of existing options, if any, as of such date using the fair-value-based method. As a result stock-based compensation expense included in the statement of operations is expected to be higher.
Note 2: Acquisitions
Tecnomatix Technologies, Ltd. Acquisition
     On April 1, 2005, the Company acquired all of the stock of Tecnomatix Technologies, Ltd. (“Tecnomatix”) for $218.4 million, net of cash acquired. The acquisition allows the company to expand its suite of software solutions in the PLM industry. Prior to the acquisition, the Company had a cross licensing and marketing agreement to market and distribute Tecnomatix products. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly the operating results have been included in the Company’s results of operations from the date of acquisition. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the purchase price over the fair values was recorded as goodwill, a portion of which is expected to be deductible for federal tax purposes.
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
     The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the acquisition of Tecnomatix (dollars in thousands, life in years):

		Intangibles
		Weighted-
		Average
		Useful
	Amount	Life
Working capital and other	$(60,097)
Fixed assets	3,898
Intangibles:
Software	70,500	5.0
Customer accounts	10,400	4.0
Maintenance agreements	33,400	10.0
Noncompete agreement	4,600	2.0
Trademarks/tradenames	2,500	7.0
Acquired in-process research and development	4,100
Goodwill	149,136

Total purchase price	$218,437

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
UGS PLM Solutions Inc. Acquisition
     On May 27, 2004, UGS Corp. acquired all of the stock of UGS PLM Solutions Inc. from EDS for $2,038.9 million, net of cash acquired. Immediately following the acquisition from EDS, UGS Corp. merged with and into UGS PLM Solutions Inc., with UGS PLM Solutions Inc. continuing as the surviving corporation. In connection with that merger, UGS PLM Solutions Inc. changed its name to UGS Corp. The separation from EDS allows the Company to operate as an independent software company. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” and, accordingly the operating results have been included in the Company’s results of operations from the date of acquisition. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the purchase price over the fair values was recorded as goodwill. None of this goodwill will be deductible for federal tax purposes. In connection with the purchase agreement, the Company was required to remit to EDS working capital adjustments and a certain amount of cash and cash equivalents held at foreign subsidiaries within approximately six months after the closing of the acquisition. Along with the contingent consideration determinable at the date of acquisition of $7.4 million, an additional $8.7 million has been remitted to EDS in 2004.
     In connection with the acquisition of UGS PLM Solutions Inc., the Company recorded a pre-tax charge relating to the write-off of acquired in-process research and development of $50.2 million. At the date of the acquisition, the research and development projects had not yet reached technological feasibility and had no alternative future use if their development was not successfully completed. The development projects, which generally included enhancements and upgrades to existing technology, ranged from 8% to 98% complete at the acquisition date. The value of the in-process research and development was determined using a discounted cash flow analysis of the anticipated income stream for the related product sales. The projected net cash flows were discounted using an initial estimated weighted-average cost of capital of 19.4%. The initial weighted-average cost used was based upon an analysis of the weighted-average cost of capital for publicly traded companies within the software industry, the stage of completion of each of the projects, the costs and complexity of the work completed to date and to be completed, and other risks associated with completing the development.
     The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the acquisition of UGS PLM Solutions Inc. (dollars in thousands, life in years):

		Intangibles
		Weighted-
		Average
		Useful
	Amount	Life
Working capital and other	$(105,411)
Fixed assets	32,350
Intangibles:
Software	449,414	5.0
Customer accounts	230,300	10.0
Maintenance agreements	76,400	10.0
Noncompete agreement	6,700	2.0
Trademarks/tradenames	43,000	7.0
Acquired in-process research and development	50,200
Goodwill	1,255,913

Total purchase price	$2,038,866

     The following unaudited pro forma results of operations were prepared as though the acquisition of UGS PLM Solutions Inc. occurred on January 1, 2003. The pro forma results reflect adjustments for amortization expense associated with acquired intangible assets, interest expense and amortization of deferred financing fees for debt issued, depreciation expense for the step-up of fixed assets to fair value, and the management fee with our parent companies and their owners. The impact of in-process research and development, which was expensed as a non-recurring, non-tax deductible charge upon consummation of the acquisition, has been removed. The purchase accounting adjustment to reflect deferred revenue balance at its fair value was $48.8 million. This adjustment has the effect of reducing revenue for a one year period following the acquisition. For purposes of the pro forma results for year ended December 31, 2003, a reduction in revenue equal to the $48.8 million has been included. For 2004, since a reduction in revenue of $40.9 million for the period following the acquisition through December 31, 2004 was already reflected in the historical data, an additional $7.9 million has been included as a pro forma adjustment. The tax effects of the aforementioned adjustments at a statutory tax rate of 35.0% have also been reflected (in thousands):

	Year	Year
	ended	ended
	December 31, 2004	December 31, 2003
Revenue	$970,144	$848,346
Net loss	$(19,148)	$(41,915)
D-Cubed, Ltd. Acquisition
     On June 30, 2004, the Company acquired all of the stock of D-Cubed, Ltd., for $19.3 million, net of cash acquired. The acquisition of D-Cubed, Ltd., a supplier of embedded technology used by computer-aided design, manufacturing and engineering analysis application developers, allowed the Company to enhance its existing portfolio of products for the PLM industry. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 and, accordingly the operating results have been included in the Company’s results of operations from the date of acquisition. The purchase price was allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the purchase price over the fair values was recorded as goodwill. None of this goodwill will be deductible for federal tax purposes. The following table summarizes the purchase price allocation and the weighted-average useful life of intangibles for the acquisition of D-Cubed, Ltd. (dollars in thousands, life in years):

		Intangibles
		Weighted-
		Average
		Useful
	Amount	Life
Working capital and other	$299
Fixed assets	273
Intangibles:
Software	6,733	5.0
Customer accounts	1,573	5.0
Maintenance agreements	239	10.0
Noncompete agreement	160	4.0
Trademarks/tradenames	286	7.0
Acquired in-process research and development	619
Goodwill	11,770

Total purchase price	$21,952

     As this acquisition is immaterial to the Company’s consolidated financial statements, pro forma results of operations are not presented.
Note 3: Property and Equipment
     Property and equipment is summarized as follows (in thousands):

	December 31,	December 31,
	2005	2004
Leasehold improvements	$15,914	$14,637
Computer equipment	25,990	15,573
Other equipment and furniture	13,982	11,945

Total cost	55,886	42,155
Less accumulated depreciation	(19,241)	(8,404)

Total	$36,645	$33,751

     Depreciation expense was $14.9 for 2005, $8.0 million for the period of May 27, 2004 through December 31, 2004, $6.3 million for the period of January 1, 2004 through May 26, 2004, and $19.2 million for 2003.
Note 4: Goodwill
     The following summarizes the changes in the carrying amount of goodwill by segment for the year ended December 31, 2005 and the period of May 27, 2004 through December 31, 2004 (in thousands):

	Americas	Europe	Asia Pacific	Total
Recording of goodwill for acquisition of UGS PLM Solutions Inc. May 27, 2004	$489,988	$389,478	$376,914	$1,256,380
Recording of goodwill for acquisition of D-Cubed, Ltd.	—	13,220	—	13,220
UGS PLM Solutions Inc. purchase price allocation adjustments	2,127	1,691	1,637	5,455
D-Cubed, Ltd. purchase price allocation adjustments	—	(410)	—	(410)
Impact of foreign currency translation	—	43,303	—	43,303

Goodwill balance as of December 31, 2004	492,115	447,282	378,551	1,317,948

Recording of goodwill for acquisition of Tecnomatix	46,928	96,803	5,405	149,136
UGS PLM Solutions Inc. purchase price allocation adjustments	(2,309)	(1,836)	(1,777)	(5,922)
D-Cubed, Ltd. purchase price allocation adjustments	—	(1,040)	—	(1,040)
Impact of foreign currency translation	—	(66,650)	—	(66,650)

Goodwill balance as of December 31, 2005	$536,734	$474,559	$382,179	$1,393,472

     The purchase price allocation adjustments for the acquisition of UGS PLM Solutions Inc. are primarily comprised of acquisition related tax matters.
Note 5: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of December 31, 2005, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		December 31, 2005
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$105,035	$10,743	$94,292
Acquired software	5.0	529,789	159,087	370,702

		December 31, 2005
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Customer accounts	10.0	242,273	39,209	203,064
Maintenance agreements	10.0	110,039	14,744	95,295
Noncompete agreements	2.0	11,460	7,136	4,324
Trademarks/tradenames	7.0	45,787	10,141	35,646

Total other intangible assets		$1,044,383	$241,060	$803,323

		December 31, 2004
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$35,314	$828	$34,486
Acquired software	5.0	456,614	55,284	401,330
Customer accounts	10.0	231,873	13,912	217,961
Maintenance agreements	10.0	76,639	4,574	72,065
Noncompete agreements	2.0	6,860	2,021	4,839
Trademarks/tradenames	7.0	43,286	3,689	39,597

Total other intangible assets		$850,586	$80,308	$770,278

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Capitalized software	$9,966	$826	$14,038	$20,881
Acquired software	100,482	53,566	9,595	23,028
Acquired and other intangible assets	50,307	25,994	3,540	9,694

Total amortization expense	$160,755	$80,386	$27,173	$53,603

Amortization of certain acquired software allocated to operating expense	$3,251	$1,797	$1,133	$3,015

     Estimated amortization expense related to intangible assets as of December 31, 2005, for each of the years in the five year period ending December 31, 2010, and thereafter is: 2006 — $187.1 million; 2007 — $183.6 million; 2008 — $173.2 million; 2009 — $93.7 million; 2010 — $44.2 million and all remaining years — $121.5 million.
Note 6: Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities are summarized as follows (in thousands):

	December 31,
	2005	2004
Accounts payable	$20,747	$20,629
Accrued compensation	58,117	60,292
Accrued restructuring	17,102	11,909
Accrued other taxes	15,415	19,247
Accrued royalties	6,082	9,511
Other accrued expenses	42,513	28,702

Total	$159,976	$150,290

Note 7: Restructuring Activities
     The following table summarizes activity in the restructuring accruals (in thousands):

	Employee	Stock	Exit
	Separations	Related	Costs	Total
Balance at December 31, 2003 (Predecessor)	$59	$40	$17,290	$17,389
Cash payments	(59)	—	(1,280)	(1,339)

Balance at May 26, 2004 (Predecessor)	—	40	16,010	16,050
Adjustments for purchase accounting	—	—	(2,665)	(2,665)
Cash payments	—	—	(1,476)	(1,476)

Balance at December 31, 2004 (Successor)	—	40	11,869	11,909
Additions for Tecnomatix acquisition	8,100	—	6,310	14,410
Cash payments	(4,322)	—	(4,855)	(9,177)
Reduction of accrual	—	(40)	—	(40)

Balance at December 31, 2005 (Successor)	$3,778	$—	$13,324	$17,102

     The December 31, 2003 balance for exit costs resulted from restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company also added to the restructuring accrual in 2002 for activities associated with SDRC. The majority of these balances were included in the fair value of assets and liabilities as of the respective purchase date. As such, the charges were not recognized in the statement of operations.
     As part of the accounting for the acquisition of UGS PLM Solutions Inc., the restructuring accruals for facilities exit costs were adjusted to reflect fair value. All other accruals were carried forward at fair value with no adjustment required to the prior balances.
     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions will affect individuals employed throughout the Company in selling, general and administrative, and research and development positions. The Company estimates the workforce reduction costs will be substantially paid by January 2006. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for workforce reductions and $6.3 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for the year ended December 31, 2005.
Note 8: Debt
     Debt as of December 31, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (913.6 million yen)	$7,746
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due May 27, 2011, LIBOR plus 2.00%	654,300

Total long-term debt	1,212,046
Less current portion	—

Total long-term debt, less current portion	$1,212,046

     Debt as of December 31, 2004, consisted of the following (in thousands):

Note payable, due December 31, 2014 (115.0 million yen)	$1,123
Revolving credit facility, due May 27, 2010, LIBOR plus 2.50%	6,000
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due May 27, 2011, LIBOR plus 2.25%	497,500

Total long-term debt	1,054,623
Less current portion	(5,000)

Total long-term debt, less current portion	$1,049,623

Senior Unsecured Subordinated Notes
     In May 2004, the Company completed an offering of $550.0 million senior unsecured subordinated notes. From time to time prior to June 1, 2007, the Company may, at its option and subject to certain requirements, redeem up to 35% of the notes from the proceeds of certain equity offerings. In addition, the Company may redeem some or all of the notes at any time prior to June 1, 2008 at a price equal to 100.0% of the principal amount plus accrued and unpaid interest, plus a make-whole premium. At any time on or after June 1, 2008, the Company may redeem the notes in whole or in part, at redemption prices of 105.0% in 2008, 102.5% in 2009 and 100.0% in 2010 and thereafter, plus accrued and unpaid interest, if any, to the redemption date. The notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc., UGS Israeli Holdings, Inc., and, as required by the indenture by all of our existing and future subsidiaries that guarantee our indebtedness or indebtedness of other guarantors of the notes. Interest on the notes is payable semi-annually. Financing fees incurred in connection with the subordinated notes were deferred and are included in other assets in the consolidated balance sheet. These fees are being amortized to interest expense over the term of the notes.
Senior Secured Credit Facility
     In May 2004, the Company also entered into a senior secured credit facility with a syndicate of institutional lenders and financial institutions. The credit facility provided for a $500.0 million term loan facility, a $125.0 million revolving credit facility, a letter of credit sub-facility, a swingline loan sub-facility and an alternative currency sublimit. On the last day of each calendar quarter the Company will also pay a commitment fee based on a leverage ratio, as defined in the credit facility, to each lender for any unused commitments under the revolving credit facility. Based on the Company’s current leverage ratio, the fee is 0.50% per annum. Subject to exceptions, the Company’s senior secured credit facility requires mandatory prepayments of the loans with the Company’s annual excess cash flow (if any) and with the net cash proceeds of certain assets sales or other asset dispositions and issuances of debt securities. The obligations under the senior secured credit facility are guaranteed by the parent of UGS Corp. and certain of UGS Corp.’s existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and are secured by a perfected security interest in substantially all of the Company’s assets and assets of the Company’s direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of each of the Company’s restricted domestic subsidiaries and 65% of the capital stock of certain of the Company’s foreign subsidiaries that are directly owned by the Company or one of the Company’ restricted domestic subsidiaries. Financing fees incurred in connection with the credit facility were deferred and are included in other assets in the consolidated balance sheet. These fees are being amortized to interest expense over the term of the term loan.
     In February 2005, the Company completed a refinancing of its term loan that extended the maturity date to March 31, 2012 and the margin the Company pays on the term loan is now charged based on the consolidated leverage ratio in the credit agreement. Based on the most recent calculation, this margin is 2.00%. The refinancing also provided for an additional $225.0 million of principal, which was drawn upon the closing of the acquisition of Tecnomatix, in April 2005. In addition, the Company’s annual limit for capital expenditures was increased $10.0 million per annum through the maturity of the term loan. As of December 31, 2005, the outstanding term loan was $654.3 million and the Company had $109.4 million available on the revolving credit facility.
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
Note Payable
     As part of the UGS PLM Solutions Inc. acquisition, EDS agreed to provide one of the Company’s Japanese subsidiaries with cash loans for any cash taxes incurred by that subsidiary in excess of what income taxes would have normally been incurred had each Japanese subsidiary constituted a single corporation. The loans will be made until such time that such tax attributes are expected to be realized by the Company’s Japanese subsidiary. Interest on the note payable will be only payable for any amounts outstanding after December 31, 2009.
Aggregate Debt Principal Payments
     As of December 31, 2005, the required aggregate debt principal payments for the next five fiscal years and thereafter are as follows (in thousands):

2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	1,212,046

Total	$1,212,046

Note 9: Income Taxes
     Income taxes related to the Company for the Predecessor periods are allocated as if they were calculated on a separate return basis. The provision (benefit) for income taxes is summarized as follows (in thousands):

	United States
	Federal	State	Non-U.S.	Total
Successor
Year ended December 31, 2005
Current	$243	$—	$31,296	$31,539
Deferred	(17,636)	(1,084)	(22,676)	(41,396)

Total	$(17,393)	$(1,084)	$8,620	$(9,857)

Period of May 27, 2004 through
December 31, 2004
Current	$—	$20	$24,390	$24,410
Deferred	(7,695)	—	(10,908)	(18,603)

Total	$(7,695)	$20	$13,482	$5,807

Predecessor
Period of January 1, 2004 through
May 26, 2004
Current	$34,570	$—	$22,932	$57,502

	United States
	Federal	State	Non-U.S.	Total
Deferred	(42,945)	85	(4,550)	(47,410)

Total	$(8,375)	$85	$18,382	$10,092

Year ended December 31, 2003
Current	$154	$127	$53,489	$53,770
Deferred	(15,911)	(42)	4,995	(10,958)

Total	$(15,757)	$85	$58,484	$42,812

     Income (loss) before income taxes includes the following components (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
U.S. (loss) income	$(32,032)	$(57,955)	$12,094	$27,238
Non-U.S. income	109	22,626	20,391	119,381

Total	$(31,923)	$(35,329)	$32,485	$146,619

     A reconciliation of income tax expense using the statutory federal income tax rate of 35 percent to the actual income tax expense follows (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Statutory federal income taxes	$(11,173)	$(12,365)	$11,370	$51,316
State income taxes, net of federal tax benefit	(705)	13	55	56
Non-U.S. taxes, including movements in valuation allowances	1,620	930	643	(1,324)
Extraterritorial income exclusion	(514)	(109)	(1,667)	(4,000)
Research and experimentation credits	(683)	(666)	(634)	(3,841)
Acquisition related, primarily in-process research and development	1,435	17,787	—	—
Other	163	217	325	605

Total	$(9,857)	$5,807	$10,092	$42,812

Effective income tax rate	30.9%	(16.4)%	31.1%	29.2%

     The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities for the years ended December 31, 2005 and 2004, are as follows (in thousands):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Adjustments necessary to convert accrued amounts to a tax basis	$44,908	$18,437	$64,165	$1,275
Property and equipment, net	6,187	—	23,897	—
Net operating loss and tax credit carryforwards	98,518	—	30,753	—
Purchase accounting intangibles	—	255,302	—	268,971
Other	2,323		—

Subtotal	151,936	273,739	118,815	270,246
Less valuation allowance	(3,766)	—	(2,801)	—

Total deferred taxes	$148,170	$273,739	$116,014	$270,246

     The net change in the total valuation allowance for the year ended December 31, 2005 was an increase of $1.0 million which relates to certain non-U.S. deferred tax assets. The Company and certain of its foreign subsidiaries have tax-effected net operating loss carryforwards of $80.8 million and various tax credit carryforwards of $17.7 million. Of our total tax-effected net operating losses and tax credit carryforwards, approximately $1.1 million are scheduled to expire on or before 2011, $32.9 million are scheduled to expire between 2012 and 2016 and $64.5 million are scheduled to expire after 2016 or never expire. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Certain of the Company’s tax attributes, such as net operating loss and tax credit carryforwards, may be impacted by tax authority audits of EDS. Any changes to these items would be reflected as an adjustment to goodwill. The tax attributes presented above represent management’s estimate based upon currently available information.
     In the first quarter of 2004, the Company amended its existing royalty agreement with most of its foreign subsidiaries. Under this agreement, certain of the foreign subsidiaries prepaid a portion of the estimated royalties that would have otherwise been due for the period of July 1, 2004 through December 31, 2005 in exchange for certain negotiated discounts to otherwise payable royalty amounts. The tax effects of these transactions have been reflected as current tax expense and a deferred tax benefit for the Predecessor period of January 1, 2004 through May 26, 2004.
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
Note 10: Derivative Financial Instruments
     The Company is exposed to credit loss in the event of non-performance by the counterparty to the derivative financial instruments. The Company mitigates this risk by entering into agreements directly with major financial institutions that meet the Company’s credit standards and that the Company expects to fully satisfy their contractual obligations. The Company uses derivative financial instruments purely as a risk management tool and, therefore, does not use them for speculative trading purposes.
Cross Currency Interest Rate Swaps
     In September 2004, the Company entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of December 31, 2005, the following contracts were outstanding:

		Interest	Notional	USD Exchange
	Expiration	Rate	Value	Rate to € 1
	(In millions)
Pay fixed	December 15, 2014	9.0%	€46.5	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€43.0	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the year ended December 31, 2005, there was no hedge ineffectiveness recorded in the statement of operations.
Foreign Currency Forward Contracts
     From time to time, the Company may use forward contracts to hedge specific foreign currency- denominated receivables or payables. These contracts, which generally have maturities of one month or less, require us to exchange foreign currencies for U.S. dollars at maturity at exchange rates agreed to at inception of the contracts. All outstanding forward contracts are recorded on the balance sheet at fair value with periodic unrealized gains and losses recorded in the statement of operations. As of December 31, 2005 and 2004, there were no outstanding forward contracts. Net realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were not material in the periods reported.
Note 11: Pension Benefits
Pension Benefits of Foreign Subsidiaries During Successor Period
     Several of the Company’s foreign subsidiaries have defined benefit pension or termination indemnity plans covering substantially all of their eligible employees that are in place as a result of the applicable local statutes. Benefits under these plans are generally based on years of service and final average compensation levels. These plans are managed in accordance with applicable local statutes and practices. The Company deposits funds for these plans with insurance companies, pension trustees, government-managed accounts, and/or accrues the expense for the unfunded portion of the benefit obligation on its consolidated financial statements. The Company’s practice is to fund the various pension or termination indemnity plans in amounts sufficient to meet the minimum requirements as established by applicable local governmental oversight and taxing authorities. Depending on the design of the plan, local custom and market circumstances, the liabilities of a plan may exceed qualified plan assets. Due to the purchase accounting associated with the acquisition of UGS PLM Solutions Inc., the book value of the plan liabilities were adjusted to fair value and the minimum pension liability reflected as a component of accumulated other comprehensive income at May 26, 2004 was not carried over to the Successor consolidated financial statements. The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets (using November 31, 2005 and December 31, 2004 measurement dates) for the year ended December 31, 2005 and for the period of May 27, 2004 through December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Reconciliation of Benefit Obligation
Benefit obligation at beginning of period	$21,723	$15,607
Service cost	3,346	1,322
Interest cost	1,014	431
Participant contributions	51	35
Actuarial loss (gain)	(90)	2,347
Foreign currency exchange rate changes	(2,607)	2,209
Benefit payments	(1,541)	(224)
Acquisitions	3,046	—
Plan amendments	138	—
Special termination benefits	200	—
Other	(61)	(4)

Benefit obligation at end of year	$25,219	$21,723

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$4,572	$3,979
Actual return on plan assets	224	109
Foreign currency exchange rate changes	(722)	484
Employer contributions	2,129	193
Participant contributions	51	35
Benefit payments	(1,541)	(224)

	2005	2004
Acquisitions	2,132	—
Other	(61)	(4)

Fair value of plan assets at end of year	$6,784	$4,572

Funded Status
Funded status at December 31	$(18,435)	$(17,151)
Contributions and distributions made by company from measurement date to fiscal year end	56	—
Unrecognized prior service cost	133	—
Unrecognized net actuarial loss	2,217	2,591

Net amount recognized on the consolidated balance sheet (as described below)	$(16,029)	$(14,560)

     The following table summarizes the amounts reflected on the Company’s balance sheet for pension benefits as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Accrued benefit liability	$(16,515)	$(14,779)
Accumulated other comprehensive income	486	219

Net amount recognized	$(16,029)	$(14,560)

     The accumulated benefit obligation for all plans was $20.1 million as of December 31, 2005 and $17.2 million as of December 31, 2004.
     The following table summarizes the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Projected benefit obligation	$24,980	$21,525
Accumulated benefit obligation	19,979	17,095
Fair value of plan assets	6,674	4,486
     The Company had a minimum pension liability of $0.3 million, net of tax, at December 31, 2005 and $0.1 million, net of tax, at December 31, 2004 reflected as a component of accumulated other comprehensive income in the consolidated statement of stockholder’s equity.
     The following table provides the components of net periodic benefit cost recognized in earnings for 2005 and for the period of May 27, 2004 through December 31, 2004 (in thousands):

	2005	2004
Service cost	$3,346	$1,322
Interest cost	1,014	431
Expected return on plan assets	(248)	(124)
Amortization of prior service cost	7	—
Amortization of net loss	49	—
Special termination benefit recognized	200	—

Net periodic benefit cost	$4,368	$1,629

     The following table summarizes the weighted-average assumptions used in the determination of benefit obligation for 2005 and for the period of May 27, 2004 through December 31, 2004:

	2005	2004
Discount rate	4.34%	4.28%
Rate of increase in compensation levels	3.56%	3.47%

     The following table summarizes the weighted-average assumptions used in the determination of net periodic benefit cost for 2005 and for the period of May 27, 2004 to December 31, 2004:

	2005	2004
Discount rate	4.26%	4.97%
Rate of increase in compensation levels	3.47%	3.38%
Long-term rate of return on assets	4.47%	5.21%
     Asset return assumptions are derived based on actuarial and statistical methodologies, from analysis of long-term historical data relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan.
     The following table provides the weighted-average asset allocation of plan assets as of December 31, 2005 and 2004, by asset category:

	2005	2004
Debt securities	95	96
Other	5	4

Total	100%	100%

     The Company’s estimated contribution to the plans for fiscal 2006 is $1.8 million.
     As of December 31, 2005, the benefits expected to be paid in each of the next five fiscal years and thereafter are as follows (in thousands):

2006	$1,296
2007	1,330
2008	1,454
2009	1,469
2010	1,473
Thereafter	8,999

Total	$16,021

Pension Benefits During Predecessor Periods
     During the Predecessor periods, the Company’s worldwide employees participated in a number of qualified and non-qualified pension plans of EDS (the “EDS Plans”). In conjunction with the acquisition, only certain foreign plans remained with the Company with all other plans remaining as part of EDS. Any future activity on the EDS Plans will have no impact on the financial position, operating results or cash flows of the Company.
     The majority of the EDS Plans were non-contributory and covered substantially all its employees. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used was the projected unit credit cost method. EDS’ U.S. funding policy was to contribute amounts that fell within the range of deductible contributions for federal income tax purposes. Costs related to these EDS Plans were allocated to the Company through an intercompany transaction based on the ratio of total payroll dollars of the Company to total payroll dollars of EDS for the employee groups of the respective EDS Plans. The Company recognized expense of $11.5 million for the year ended December 31, 2003 for such pension coverage.
     The following tables provide a reconciliation of the changes in the EDS Plans’ benefit obligations and fair value of assets (using an October 31, 2003 measurement date), and a statement of the funded status as of December 31, 2003 (in millions):

2003
Reconciliation of Benefit Obligation
Benefit obligation at beginning of year	$5,154
Service cost	290
Interest cost	353
Plan amendments	(5)
Actuarial loss	372
Foreign currency exchange rate changes	384
Benefit payments	(157)
Curtailments	—
Settlements	—
Special termination benefit	20
Other	133

Benefit obligation at end of year	$6,544

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$3,739
Actual return on plan assets	702
Foreign currency exchange rate changes	259
Employer contributions	271
Benefit payments	(157)
Settlements	(1)
Other	84

Fair value of plan assets at end of year	$4,897

Funded Status
Funded status at December 31	$(1,647)
Unrecognized transition obligation	13
Unrecognized prior-service cost	(240)
Unrecognized net actuarial loss	1,542
Adjustments from October 31 to December 31	83

Net amount recognized on the consolidated balance sheets (as described below)	$(249)

     The following table summarizes the assets and liabilities reflected on EDS’s balance sheets for pension benefits as of December 31, 2003 (in millions):

2003
Prepaid benefit cost	$288
Accrued benefit liability	(1,121)
Intangible asset	32
Accumulated other comprehensive income	552

Net amount recognized	$(249)

     The accumulated benefit obligation for all the EDS plans was $5,697 million at October 31, 2003.
     EDS has additional defined benefit retirement plans outside the U.S. not included in the tables above due to their individual insignificance. These EDS plans collectively represent an additional benefit obligation of approximately $30 million and plan assets of approximately $20 million.
     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the EDS plans with accumulated benefit obligations in excess of plan assets were $6,055 million, $5,298 million, and $4,410 million, respectively, at December 31, 2003. As of December 31, 2003, the Company had a minimum pension liability of $0.8 million, net of tax, reflected as a component of accumulated other comprehensive income in the consolidated statement of stockholder’s equity.
     The following table provides the components of net periodic pension cost recognized in EDS’ earnings for the years ended December 31, 2003 (in millions):

2003
Service cost	$290
Interest cost	353
Expected return on plan assets	(339)
Amortization of transition obligation	1
Amortization of prior-service cost	(32)
Amortization of net actuarial loss	81

Net periodic benefit cost	354
Curtailment loss (gain)	—
Special termination benefit	20
Settlement loss	—

Net periodic benefit cost after curtailments and settlements	$374

     Prior-service costs were amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.
     As of December 31, 2003, the EDS Plans’ assets consisted primarily of equity securities and, to a lesser extent, government obligations and other fixed income securities. The U.S. pension plan was a cash balance plan that used a benefit formula based on years of service, age and earnings. Employees were allocated the current value of their retirement benefit in a hypothetical account. Monthly credits based upon age, years of service, compensation and interest were added to the account. Upon retirement, the value of the account balance would be converted to an annuity. Effective January 1, 2000, EDS allowed employees to elect to direct up to 33% of their monthly credits to the EDS 401(k) Plan. EDS contributed $3 million in 2003 to the EDS 401(k) Plan related to these elections. These amounts are not included in net periodic pension cost shown in the table above.
     The following table summarizes the weighted-average assumptions used in the determination of EDS’ benefit obligation for the years ended December 31, 2003:

2003
Discount rate at October 31	6.0%
Rate of increase in compensation levels at October 31	3.3%
     The following table summarizes the weighted-average assumptions used in the determination of EDS’ net periodic benefit cost for the years ended December 31, 2003:

2003
Discount rate at October 31	6.4%
Rate of increase in compensation levels at October 31	3.5%
Long-term rate of return on assets at January 1	8.7%
     The expected long-term rate of return for U.S. plan assets at January 1, 2003 was 9.4%. The weighted-average discount rate, rate of increase in compensation levels, and long-term rate of return on assets used to calculate 2004 pension expense will be 8.6%, 3.3% and 6.0%, respectively.
     Plan assets for EDS’ U.S. pension plans comprise 55% of the total assets for all EDS plans. The following table provides the weighted-average asset allocation of U.S. plan assets as of December 31, 2003, by asset category:

2003
Equity securities	87%
Debt securities	8
Cash and cash equivalents	5

Total	100%

     In determining pension expense recognized in its statements of operations, EDS utilized an expected long-term rate of return that, over time, should approximate the actual long-term returns earned on pension plan assets. EDS derived the assumed long-term rate of return on assets based upon the historical return of actual plan assets and the historical long-term return on similar asset classes as well as anticipated future returns based upon the asset mix of the plans. Assumed rates of return were based upon a long-term view of the pension investment strategy, which is consistent with the average age of EDS’ workforce and associated average periods until retirement. Accordingly, plan assets were weighted heavily towards equity investments. Equity investments, while susceptible to significant short-term fluctuations, have historically outperformed most other investment alternatives on a long-term basis. EDS utilized an active management strategy through third-party investment managers to maximize asset returns. As of December 31, 2003, the weighted-average target asset allocation for all plans was 82% equity; 15% fixed income; 1% cash and cash equivalents; 1% real estate; and 1% other.
Note 12: Stock-Based Compensation
Stock Option Plan
     The Board of Directors of UGS Capital Corp. II (the “Administrator”) administers the 2004 Management Incentive Plan (the “2004 Incentive Plan”), which provides for the granting of awards of stock options, other stock and performance awards, and the deferral of grants of cash in connection with other awards to eligible employees, officers, directors, and consultants of the Company. A maximum of 12,600,000 shares of Class A common stock and 20,000 shares of Class L common stock of UGS Capital Corp., and 7,500 shares of preferred stock of UGS Capital Corp. II may be granted as awards. Terms of stock options and other awards granted under the 2004 Incentive Plan, including vesting requirements, are determined by the Administrator. A summary of the stock option activity for UGS Capital Corp Class A Common Shares under the 2004 Incentive Plan for the year ended December 31, 2005 and the period of May 27, 2004 through December 31, 2004 is reflected below:

	Successor
		Weighted-
	UGS Capital Corp.	Average
	Class A Common	Exercise
Fixed Options	Shares	Price
Outstanding at May 27, 2004	—	$—
Granted	8,280,000	1.00
Forfeited	(15,000)	1.00

Outstanding at December 31, 2004	8,265,000	1.00

Granted	2,868,000	4.71
Exercised	(87,367)	1.87
Forfeited	(772,433)	1.70

Outstanding at December 31, 2005	10,273,200	$1.98

     A summary of options outstanding by exercise price range under the 2004 Incentive Plan at December 31, 2005, is presented below:

Successor
Options Outstanding			Options Exercisable
		Weighted-
	Weighted-	Average		Weighted
	Average	Remaining		Average
	Exercise	Contractual		Exercise
Shares	Price	Period	Shares	Price
8,174,200	$1.00	8.60	2,224,716	$1.00
776,000	$3.80	9.27	—	—
508,000	$4.90	9.39	—	—
745,000	$7.80	9.91	—	—
70,000	$12.50	9.62	—	—
     Stock options for the UGS Capital Corp Class A common shares have an exercise term of ten years from the date of grant and vest over five years at 20% after one year and monthly thereafter. The exercise price of the stock options was equal to the fair value of the underlying common stock at the date of grant and no compensation expense was recognized.
     During the Predecessor periods, employees of UGS PLM Solutions Inc. participated in certain stock option plans of EDS. In conjunction with separation from EDS, outstanding stock options immediately vested at May 26, 2004 and employees were given a two-year period to exercise their vested shares. Any future activity on these stock options will have no impact on the financial position, operating results or cash flows of the Company. A summary of stock option activity under the EDS Stock Plans related to employees of UGS PLM Solutions Inc. during the Predecessor periods is reflected below (in thousands, except share price):

	Predecessor
	Period of
	January 1, 2004
	through		Year Ended December 31
	May 26, 2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
Fixed Options	Shares	Price	Shares	Price
Outstanding at beginning of year	1,605	$43	3,313	$57
Granted	1,070	19	574	16
Exercised	(25)	16	—	—
Forfeited	(3)	20	(2,282)	57

Outstanding at end of period	2,647	$34	1,605	$43

Options exercisable at end of period	2,647		709

Retention Incentive Plan
     In conjunction with the acquisition of UGS PLM Solutions Inc., the Retention Incentive Plan was created to allow certain employees to receive a cash award from the Company or to roll over between 25% and 100% their cash award into the equity of UGS Capital Corp. and UGS Capital Corp II. Employees that elected to forgo the cash award received: (1) restricted stock awards of UGS Capital Corp. Class A common stock, (2) options to purchase UGS Capital Corp. Class L common stock, and (3) options to purchase UGS Capital Corp. II preferred stock. In addition, the Company agreed to pay cash bonuses in amounts equal to the aggregate exercise price at the time and to the extent the stock options were exercised. The exercise price of the stock options issued under the Retention Incentive Plan was equal to the estimated fair value of the underlying common and preferred stock at the date of grant. Shares that were vested at the date of separation from EDS were accounted for as part of the purchase price allocation. In 2005, the Company amended the Retention Incentive Plan such that cash bonuses will be paid on fixed dates rather than at the time and to the extent the stock options exercised. As a result, expenses related to cash bonuses are recognized as incurred with no charge reflected for stock-based compensation expense. In addition, the balance recorded in stockholder’s equity at the time of the plan amendment was reclassified from equity to a liability.
     Restricted stock awards of UGS Capital Corp. Class A common stock issued during the period of May 27, 2004 through December 31, 2004 were 178,624 shares. The weighted average grant date fair value of the restricted stock awards was $1.00 per share, which was equal to the estimated fair value of the underlying common stock at the date of grant.
     A summary of the stock option activity for the year ended December 31, 2005 and the period of May 27, 2004 through December 31, 2004 is reflected below:

	Successor
	UGS Capital	Weighted-	UGS Capital	Weighted-
	Corp. Class L	Average	Corp. II	Average
	Common	Exercise	Preferred	Exercise
Fixed Options	Shares	Price	Shares	Price
Outstanding at May 27, 2004	—	$—	—	$—
Granted	19,847	81	4,466	100
Forfeited	(1,858)	81	(418)	100

Outstanding at December 31, 2004	17,989	81	4,048	100

Exercised	5,277	81	475	100

Outstanding at December 31, 2005	12,712	$81	3,573	$100

     A summary of the options outstanding by exercise price range at December 31, 2005, is presented below (in thousands, except share price and contractual period):

Successor
	Options Outstanding			Options Exercisable
Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
		Exercise	Contractual		Exercise
	Shares	Price	Period	Shares	Price
UGS Capital Corp. Class L Common	12,712	$81	8.40	5,639	$81
UGS Capital Corp. II Preferred	3,573	$100	8.40	1,981	$100
Stock Purchase Plans
     During the Successor period, certain employees of the Company were given the opportunity to purchase shares of UGS Capital Corp. Class A and Class L common stock, as well as UGS Capital Corp. II preferred stock. The allocation amongst the classes of common and preferred stock were issued to the employees in the same proportions as those for the owners of UGS Capital Corp. and UGS Capital Corp. II. Funds invested into the parent companies were remitted back to the Company as contributed capital and amounted to $0.7 million for 2005 and $3.3 million for the period of May 27, 2004 through December 31, 2004.
     Prior to the separation from EDS, the Company’s employees participated in EDS’s Stock Purchase Plan and Nonqualified Stock Purchase Plan. Participants were able to purchase EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation, not to exceed $25,000 per year. Shares of EDS common stock purchased under the plans could not be sold or transferred within two years of the date of purchase unless they were first offered to EDS at the lesser of the original purchase price or the fair value on the date of the sale. At December 31, 2003, the number of shares available for future sales under the EDS Stock Purchase Plan and Nonqualified Stock Purchase Plan was 45.3 million. In conjunction with the acquisition of UGS PLM Solutions Inc., all stock purchase plans remained as part of the EDS stock purchase plans. Any future activity on these shares will have no impact on the financial position, operating results or cash flows of the Company.
Note 13: Employee Savings Plans
Employee Savings Plan During Successor Period
     The Company maintains the UGS 401(k) Savings Plan that allows certain employees to defer up to 40% of their pre-tax compensation, subject to statutory limitations. The Company makes matching contributions of 66 2/3% of the amount contributed by the employee up to a maximum of 6% of the employee’s deferral. The Company’s contributions for employee savings plans were $10.2 million for 2005 and $5.8 million for the Successor period of May 27, 2004 through December 31, 2004.
     As part of the separation from EDS, the Company agreed to provide discretionary payments into the UGS 401(k) Savings Plan for those employees with unvested balances at May 26, 2004 in the EDS Plans and/or the EDS 401(k) Plan who would otherwise lose their entire balance. The payments began in the first quarter of 2005 with the remaining payments to be paid annually in the first quarter. The discretionary payments are based on the UGS 401(k) Savings Plan vesting schedule and subject to cancellation at any time. For 2005, the Company expensed $1.0 million for the second discretionary payment, which was included in accrued liabilities as of December 31, 2005. For the Successor period of May 27, 2004 through December 31, 2004, the Company expensed $1.0 million for the first discretionary payment.

Employee Savings Plans During Predecessor Periods
     During the Predecessor period of January 1, 2004 to May 26, 2004 and the year ended December 31, 2003, employees of UGS PLM Solutions Inc. participated in the in EDS 401(k) long-term savings program. The EDS 401(k) Plan allowed participants to contribute a percentage of their compensation and to defer income taxes until the time of distribution. Participants could invest their contributions in various publicly traded investment funds or EDS common stock. The EDS 401(k) Plan also provided for employer-matching contributions, in the form of EDS common stock, which participants could elect to transfer to another investment option within the EDS 401(k) Plan after two years from the date of contribution.
     The Company’s contributions for employee savings plans for the Predecessor periods were $1.2 million for the period of January 1, 2004 through May 26, 2004 and $3.4 million for 2003.
Note 14: Segment Information
     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe and Asia Pacific. The Company’s business involves operations in principally one industry segment: providing PLM software and services to various industries. PLM software encompasses both collaborative product development management (“cPDM”) applications and CAx applications. CAx includes computer aided design, computer aided engineering and computer aided manufacturing applications. For the year ended December 31, 2005, approximately 58.8% of our total revenue was generated from CAx applications, while the remaining 41.2% was from cPDM.
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

	Americas	Europe	Asia Pacific	Total
Revenue:
Successor
Year Ended December 31, 2005
License	$131,780	$137,921	$89,285	$358,986
Maintenance	212,664	189,525	102,000	504,189
Services and other	153,126	112,100	26,220	291,446

Total revenue	497,570	439,546	217,505	1,154,621
Period of May 27, 2004 through
December 31, 2004
License	69,802	90,560	53,004	213,366
Maintenance	96,812	90,982	49,816	237,610
Services and other	93,756	62,157	13,290	169,203

Total revenue	260,370	243,699	116,110	620,179

Predecessor
Period of January 1, 2004 through
May 26, 2004
License	36,766	36,347	27,667	100,780
Maintenance	69,885	62,765	30,362	163,012
Services and other	55,229	31,811	6,971	94,011

Total revenue	161,880	130,923	65,000	357,803
Year Ended December 31,2003
License	100,239	102,007	83,434	285,680
Maintenance	171,344	146,432	71,775	389,551
Services and other	131,770	76,799	13,346	221,915

Total revenue	$403,353	$325,238	$168,555	$897,146

	Americas	Europe	Asia Pacific	Total
Operating income:
Successor
Year Ended December 31, 2005	$228,238	$192,946	$122,382	$543,566
Period of May 27, 2004 through
December 31, 2004	104,595	112,401	67,235	284,231

Predecessor
Period of January 1, 2004 through
May 26, 2004	64,060	50,884	33,212	148,156
Year Ended December 31, 2003	$160,908	$140,834	$99,688	$401,430

	Americas	Europe	Asia Pacific	Total
Accounts receivable:
As of December 31, 2005	$86,726	$114,228	$50,809	$251,763
As of December 31, 2004	$79,371	$108,356	$45,453	$233,180
     A reconciliation of operating income for reportable segments to operating income (loss) is as follows (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Total operating income for reportable segments	$543,566	$284,231	$148,156	$401,430
Research and development	(167,484)	(82,875)	(52,851)	(125,848)
In-process research and development	(4,100)	(50,819)	—	—
Restructuring	(1,774)	—	—	(4,427)
Amortization of capitalized and acquired software and other intangible assets	(157,504)	(78,589)	(26,040)	(50,588)
Corporate and unallocated costs	(129,219)	(73,109)	(36,769)	(74,305)

Operating income (loss)	$83,485	$(1,161)	$32,496	$146,262

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Successor		Predecessor
		Period of	Period of
	Year Ended	May 27, 2004	January 1, 2004	Year Ended
	December 31,	through	through	December 31,
	2005	December 31, 2004	May 26, 2004	2003
Total revenue:
United States	$466,672	$244,835	$152,253	$376,474
Germany	154,412	71,443	42,309	102,560
Japan	114,857	60,630	38,828	101,233
All Other	418,680	243,271	124,413	316,879

Total	$1,154,621	$620,179	$357,803	$897,146

     The following presents information about the Company’s net property, plant, and equipment in selected geographical regions (in thousands):

	December 31,	December 31,
	2005	2004
Net property, plant and equipment:
United States	$23,647	$22,798
Germany	1,163	768
Japan	1,096	774
All Other	10,739	9,411

Total	$36,645	$33,751

Note 15: Commitments and Contingencies
Legal Proceedings
     The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
Leasing Arrangements
     Lease obligations under capital leases, non-cancelable operating leases for facilities, computer equipment and other leased assets, as well as sublease income on facilities, for each of the next five fiscal years and thereafter are as follows (in thousands):

	Capital	Operating	Sublease
	Leases	Leases	Income
2006	$167	$42,376	$1,876
2007	30	28,431	1,452
2008	—	18,342	864
2009	—	12,703	756
2010	—	8,982	647
Thereafter	—	8,930	238

Total	$197	$119,764	$5,833

     Total rent expense under cancelable and non-cancelable leases, principally facilities, computer equipment, software, and other leased assets was $44.5 million for 2005, $22.9 million for the period of May 27, 2004 through December 31, 2004, $15.7 million for the period of January 1, 2004 through May 26, 2004, and $41.2 million for 2003. Total sublease income on facilities was $2.3 million for 2005, $1.3 million for the period of May 27, 2004 through December 31, 2004, $1.1 million for the period of January 1, 2004 through May 26, 2004, and $3.2 million for 2003. The Company also had guarantees of $3.4 million related to performance guarantees on customer service contracts, letters of credit, and real estate guarantees as of December 31, 2005.
Guarantees
     The Company adopted the initial recognition and measurement provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in the preparation of these financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its software license agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable. The Company incurred no significant losses related to such indemnifications or guarantees during the period presented in the accompanying Statements of Operations.
Other
     In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the petition, accounts receivable from this customer approximated $2.3 million, with $2.2 million relating to services and maintenance contracts. Until the matter is considered by the bankruptcy judge, it is uncertain what effect the bankruptcy petition will have on the ultimate collectibility of this account.
     During the 90 days prior to the bankruptcy filing, the Company received payments from this customer aggregating approximately $2.7 million, with a total of $2.6 million relating to services and maintenance contracts. Since the payments were made within 90 days of the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to avoid the payment as a preference. In the event such a claim was brought, the Company would contest such claim vigorously, and the Company believes it is probable that it would prevail. However, given the uncertainties inherent in bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company’s favor.
     As the Company currently does not believe that it will suffer losses as a result of the filing of this bankruptcy petition, the financial statements have not been adjusted for any possible losses. The Company will assess its position on an ongoing basis as the bankruptcy proceeding progresses.
Note 16: Concentrations of Credit Risk
     Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers constituting the Company’s customer base and their dispersion across different industries and geographic areas. As of December 31, 2005 and 2004, no single customer accounted for more than 10% of total accounts receivable.
Note 17: Fair Value of Financial Instruments
     The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2005 and 2004 were as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Liabilities:
Derivative financial instruments	$6,270	$6,270	$26,390	$26,390
Long-term debt — variable rate	654,300	654,300	504,623	504,623
Long-term debt — fixed rate	$550,000	$599,950	$550,000	$625,625
     The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability is to be settled in cash, approximated carrying values because of the short-term nature of these instruments. The derivative financials instruments are carried at fair value, which is based on the amount the Company would pay to terminate the agreements. The carrying value of the Company’s variable rate long-term debt approximates its fair value. The fair value of the Company’s fixed rate long-term debt is based on quoted market rates.
Note 18: Related Party Transactions
Management Agreement
     In connection with the acquisition of UGS PLM Solutions Inc., the Company entered into a management agreement with our parent companies and their owners in which we pay an annual aggregate management fee of $3.0 million for certain management and advisory services. The Company paid $3.0 million in fees in 2005 and $1.8 million for the period of May 27, 2004 through December 31, 2004, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Cumulative Preferred Stock of UGS Capital Corp II
     UGS Capital Corp II, one of our parent companies, has 250,000 shares outstanding of 10% cumulative preferred stock with a liquidation preference of $100 per share. In the event a dividend was declared by the Board of Directors of UGS Capital Corp II, such dividend would be funded by the Company. At December 31, 2005 the dividend amount, if declared, would have been approximately $4.2 million. The cumulative preferred dividends accrue at the rate of 10% per annum, compounded quarterly.
Note 19: Transactions With Prior Parent
Credit Agreements
     In order to allow EDS to manage efficiently the cash and cash needs of its subsidiaries, the Company and EDS (and certain subsidiaries) were parties to an intercompany borrowing arrangement (the “Intercompany Credit Agreement”), pursuant to which the Company was required to borrow from EDS, and EDS was required to lend to the Company, any amount required by the Company to fund its daily cash requirements. Also, under the Intercompany Credit Agreement, the Company was required to lend to EDS all excess cash of the Company. The interest rate to be charged to the Company was the sum of the one-month LIBOR plus 0.5%. The interest rate to be received from EDS was the one-month LIBID minus 0.5%. On any business day that the Company had excess cash available, it was to use that cash to repay any outstanding loans it had under the Intercompany Credit Agreement or make an advance to EDS if no loans were outstanding. The Intercompany Credit Agreement was terminated upon separation from EDS.
Management Services Agreement
     Until December 31, 2001, the Company and EDS were parties to a management services agreement, (the “Management Services Agreement”) pursuant to which EDS performed various management services for the Company including treasury, risk management, tax, and similar administrative services that EDS had historically provided to the Company. Amounts charged to the Company under the Management Services Agreement approximate EDS’ cost of providing the services plus a fixed fee equal to 0.5% of the Company’s total revenues, up to a maximum fixed fee of $2.5 million annually. Had a similar agreement been in place following December 31, 2002, such corporate expenses would have amounted to, $4.6 million in 2003 and $1.2 million for the period of January 1, 2004 through May 26, 2004. Such amounts are reflected in the accompanying consolidated statements of operations as selling, general and administrative expenses and represent the estimated costs of providing services to the Company.
Other Agreements
     The Company and EDS are also parties to various real property subleases pursuant to which the Company subleases from EDS and EDS subleases from the Company. The terms of these sublease agreements incorporate the financial and other material terms of the lease agreements for the subject properties and charges to the subtenant are based on the actual rates incurred.
Dividend
     For the period of January 1, 2004 through May 26, 2004, the Company declared and paid a $250.0 million dividend to EDS. The transaction resulted in a reduction to the intercompany receivable with EDS and corresponding reduction to stockholder’s equity.
Note 20: Financial Statements of Guarantors
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

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Year Ended December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$110,760	$3,230	$244,996	$—		$358,986
Maintenance	190,600	369	313,220	—		504,189
Services and other	143,396	208,083	147,784	(207,817	) (a)	291,446
Total revenue	444,756	211,682	706,000	(207,817)		1,154,621

Cost of revenue:
License	8,300	1,003	11,910	—		21,213
Maintenance	19,723	149	36,539	—		56,411
Services and other	109,257	26	340,311	(207,817	) (a)	241,777
Amortization of capitalized software and acquired intangible assets	48,850	56,040	18,467	—		123,357

Total cost of revenue	186,130	57,218	407,227	(207,817)		442,758

Gross profit	258,626	154,464	298,773	—		711,863

Operating expenses:
Selling, general and administrative	197,071	2,959	220,843	—		420,873
Research and development	167,484	—	—	—		167,484
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774	—		1,774
Amortization of other intangibles assets	10,490	—	23,657	—		34,147

Total operating expenses	375,045	2,959	250,374	—		628,378

Operating (loss) income	(116,419)	151,505	48,399	—		83,485
Interest expense and amortization of deferred financing fees	(97,609)	54,768	(54,896)	—		(97,737)
Other (expense) income, net	(4,571)	(14,961)	1,861	—		(17,671)

(Loss) income before income taxes	(218,599)	191,312	(4,636)	—		(31,923)
(Benefit) provision for income taxes	(75,194)	66,959	(1,622)	—		(9,857)

Net (loss) income	$(143,405)	$124,353	$(3,014)	$—		$(22,066)

(a) Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Period of May 27, 2004 through December 31, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$63,801	$2,009	$147,556	$—		$213,366
Maintenance	88,900	561	148,149	—		237,610
Services and other	92,105	133,306	76,778	(132,986	) (a)	169,203
Total revenue	244,806	135,876	372,483	(132,986)		620,179

Cost of revenue:
License	3,635	161	9,972	—		13,768
Maintenance	13,115	65	19,662	—		32,842
Services and other	72,130	60	196,961	(132,986	) (a)	136,165
Amortization of capitalized software and acquired intangible assets	23,737	33,468	3,019	—		60,224
Total cost of revenue	112,617	33,754	229,614	(132,986)		242,999

Gross profit	132,189	102,122	142,869	—		377,180

Operating expenses:
Selling, general and administrative	122,171	4,166	99,945	—		226,282
Research and development	60,696	22,179	—	—		82,875
In-process research and development	50,200	—	619	—		50,819
Amortization of other intangibles assets	6,594	—	11,771	—		18,365
Total operating expenses	239,661	26,345	112,335	—		378,341

Operating (loss) income	(107,472)	75,777	30,534	—		(1,161)
Interest (expense) income and amortization of deferred financing fees	(49,121)	28,802	(34,995)	—		(55,314)
Other income (expense), net	12,377	10,871	(2,102)	—		21,146

(Loss) income before income taxes	(144,216)	115,450	(6,563)	—		(35,329)
(Benefit) provision for income taxes	(32,304)	40,408	(2,297)	—		5,807
Net (loss) income	$(111,912)	$75,042	$(4,266)	$—		$(41,136)

(a)	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$33,411	$1,609	$65,760	$—		$100,780
Maintenance	63,974	204	98,834	—		163,012
Services and other	53,866	73,969	40,095	(73,919	) (a)	94,011

Total revenue	151,251	75,782	204,689	(73,919)		357,803

Cost of revenue:
License	3,937	275	2,951	—		7,163
Maintenance	7,709	51	13,417	—		21,177
Services and other	43,487	(1)	111,692	(73,919	) (a)	81,259
Amortization of capitalized software and acquired intangible assets	23,540	—	—	—		23,540

Total cost of revenue	78,673	325	128,060	(73,919)		133,139

Gross profit	72,578	75,457	76,629	—		224,664

Operating expenses:
Selling, general and administrative	78,282	439	58,096	—		136,817
Research and development	48,685	3,084	1,082	—		52,851
Amortization of other intangibles assets	2,500	—	—	—		2,500

Total operating expenses	129,467	3,523	59,178	—		192,168

Operating (loss) income	(56,889)	71,934	17,451	—		32,496
Interest (expense) income, net	(2,070)	—	49	—		(2,021)
Other (expense) income, net	395	2,042	(427)	—		2,010

(Loss) income before income taxes	(58,564)	73,976	17,073	—		32,485
(Benefit) provision for income taxes	(21,775)	25,891	5,976	—		10,092

Net (loss) income	$(36,789)	$48,085	$11,097	$—		$22,393

(a)	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Year Ended December 31, 2003
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$89,961	$3,663	$192,056	$—		$285,680
Maintenance	159,393	752	229,406	—		389,551
Services and other	126,862	137,824	94,847	(137,618	) (a)	221,915
Total revenue	376,216	142,239	516,309	(137,618)		897,146

Cost of revenue:
License	4,774	1,002	9,827	—		15,603
Maintenance	20,137	85	31,988	—		52,210
Services and other	104,071	18	219,311	(137,618	) (a)	185,782
Amortization of capitalized software and acquired intangible assets	43,909	—	—	—		43,909

Total cost of revenue	172,891	1,105	261,126	(137,618)		297,504

Gross profit	203,325	141,134	255,183	—		599,642

Operating expenses:
Selling, general and administrative	238,613	6,746	71,067	—		316,426
Research and development	95,648	30,200	—	—		125,848
Restructuring	—	—	4,427			4,427
Amortization of other intangibles assets	6,679	—	—	—		6,679

Total operating expenses	340,940	36,946	75,494	—		453,380

Operating (loss) income	(137,615)	104,188	179,689	—		146,262
Interest (expense) income, net	(4,994)	(6)	177	—		(4,823)
Other income (expense), net	(751)	4,302	1,629	—		5,180

(Loss) income before income taxes	(143,360)	108,484	181,495	—		146,619
(Benefit) provision for income taxes	(58,680)	37,969	63,523	—		42,812

Net (loss) income	$(84,680)	$70,515	$117,972	$—		$103,807

(a)	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2005
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(4,266)	$962	$64,836	$—		$61,532
Accounts receivable, net	73,305	1,654	176,804	—		251,763
Prepaids and other	10,111	—	8,511	—		18,622
Deferred income taxes	26,471	—	—	—		26,471

Total current assets	105,621	2,616	250,151	—		358,388

Property and equipment, net	22,721	—	13,924	—		36,645
Goodwill	324,151	542,785	526,536	—		1,393,472
Capitalized and acquired software, net	206,926	190,691	67,377	—		464,994
Customer accounts, net	76,801	—	126,263	—		203,064
Other intangible assets, net	46,327	—	88,938	—		135,265
Intercompany balances	—	614,587	—	(614,587	) (b)	—
Other assets	812,857	—	15,019	(788,253	) (a)	39,623

Total assets	$1,595,404	$1,350,679	$1,088,208	$(1,402,840)		$2,631,451

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$56,304	$1,566	$102,106	$—		$159,976
Deferred revenue	59,210	699	73,118	—		133,027
Income taxes payable	—	—	3,528	—		3,528
Intercompany balances	248,246	—	366,341	(614,587	) (b)	—

Total current liabilities	363,760	2,265	545,093	(614,587)		296,531

Other long-term liabilities	—	6,270	42,241	—		48,511
Deferred income taxes	9,689	66,743	75,608	—		152,040
Long-term debt	1,204,300	—	7,746	—		1,212,046

Total stockholder’s equity	17,655	1,275,401	417,520	(788,253	) (a)	922,322

Total liabilities and stockholder’s equity	$1,595,404	$1,350,679	$1,088,208	$(1,402,840)		$2,631,451

(a)	— Elimination of investment in guarantor subsidiary.

(b)	— Elimination of intercompany balances.

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2004
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$(1,951)	$251	$60,100	$—		$58,400
Accounts receivable, net	74,211	1,980	156,989	—		233,180
Prepaids and other	14,458	220	9,191	—		23,869
Deferred income taxes	60,978	—	1,912	—		62,890

Total current assets	147,696	2,451	228,192	—		378,339

Property and equipment, net	21,884	—	11,867	—		33,751
Goodwill	325,681	542,785	449,482	—		1,317,948
Capitalized and acquired software, net	182,737	246,732	6,347			435,816
Customer accounts, net	85,941	—	132,020			217,961
Other intangible assets, net	54,073	—	62,428	—		116,501
Intercompany balances	70,646	205,734	—	(276,380	) (b)	—
Other assets	592,688	—	5,874	(555,866	) (a)	42,696

Total assets	$1,481,346	$997,702	$896,210	$(832,246)		$2,543,012

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$67,243	$325	$82,722	$—		150,290
Deferred revenue	49,376	1,242	59,409	—		110,027
Income taxes payable	—	—	337	—		337
Current portion of long-term debt	5,000	—	—	—		5,000
Intercompany balances	—	—	276,380	(276,380	) (b)	—

Total current liabilities	121,619	1,567	418,848	(276,380)		265,654

Other long-term liabilities	—	26,390	14,621			41,011
Deferred income taxes	63,736	86,357	67,029	—		217,122
Long-term debt	1,048,500	—	1,123	—		1,049,623

Total stockholder’s equity	247,491	883,388	394,589	(555,866	) (a)	969,602

Total liabilities and stockholder’s equity	$1,481,346	$997,702	$896,210	$(832,246)		$2,543,012

(a)	— Elimination of investment in guarantor subsidiary.

(b)	— Elimination of intercompany balances.

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(143,405)	$124,353	$(3,014)	$(22,066)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(7,039)	(19,614)	(14,743)	(41,396)
Depreciation and amortization	70,656	56,041	48,948	175,645
Amortization of deferred financing fees	5,621	—	—	5,621
In-process research and development	—	—	4,100	4,100
Stock-based compensation	545	—	—	545
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	27,307	27,307
Unrealized gain on foreign currency revaluation of derivative instruments	—	(18,749)	—	(18,749)
Other	45	(159)	2,048	1,934
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,262	485	(14,793)	(13,046)
Prepaids and other	(1,976)	220	1,537	(219)
Accounts payable and accrued liabilities	(10,034)	1,241	(3,027)	(11,820)
Deferred revenue	6,765	(543)	17,990	24,212
Income taxes payable	—	—	3,385	3,385
Other long-term liabilities	—	—	1,618	1,618

Total adjustments	65,845	18,922	74,370	159,137

Net cash (used in) provided by operating activities	(77,560)	143,275	71,356	137,071

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(218,437)	(218,437)
Cash received from prior parent for acquisition related tax matters	18,171	—	—	18,171
Payments for purchases of property and equipment	(9,245)	—	(5,584)	(14,829)
Capitalized software costs	(67,318)	—	(2,457)	(69,775)
Proceeds from sale of marketable securities	—	—	23,194	23,194
Other	(3,060)	280	1,018	(1,762)

Net cash (used in) provided by investing activities	(61,452)	280	(202,266)	(263,438)

Cash flows from financing activities
Intercompany borrowings (payments)	(12,473)	(142,844)	155,317	—
Proceeds from revolver credit line	175,051	—	—	175,051
Payments on revolver credit line	(181,051)	—	—	(181,051)
Proceeds from notes payable	—	—	10,297	10,297
Payments on notes payable	—	—	(2,773)	(2,773)
Proceeds from bank notes and bonds, net	225,201	—	149	225,350
Payments on bank notes and bonds	(70,700)	—	(23,329)	(94,029)
Capital contributed by parent	669	—	—	669

Net cash provided by (used in) financing activities	136,697	(142,844)	139,661	133,514

Effect of exchange rates on cash and cash equivalents	—	—	(4,015)	(4,015)

Net increase (decrease) in cash and cash equivalents	(2,315)	711	4,736	3,132
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$(4,266)	$962	$64,836	$61,532

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Period of May 27, 2004 through December 31, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(111,912)	$75,042	$(4,266)	$(41,136)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Benefit for deferred income taxes	(1,713)	(11,713)	(5,177)	(18,603)
Depreciation and amortization	36,879	33,468	18,009	88,356
Amortization of deferred financing fees	3,000	—	—	3,000
In-process research and development	50,200	—	619	50,819
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(28,662)	(28,662)
Unrealized loss on foreign currency revaluation of derivative instruments	—	15,175	—	15,175
Other	855	(471)	(827)	(443)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,926)	(146)	729	(6,343)
Prepaids and other	(6,833)	10	(3,529)	(10,352)
Accounts payable and accrued liabilities	19,148	4,171	(633)	22,686
Deferred revenue	12,582	160	7,692	20,434
Income taxes payable	—	—	5,868	5,868
Other long-term liabilities	—	—	3,890	3,890

Total adjustments	107,192	40,654	(2,021)	145,825

Net cash (used in) provided by operating activities	(4,720)	115,696	(6,287)	104,689

Cash flows from investing activities
Acquisitions, net of cash acquired	(2,041,215)	—	(16,336)	(2,057,551)
Payments for purchases of property and equipment	(5,678)	—	(2,916)	(8,594)
Capitalized software costs	(35,314)	—	—	(35,314)
Other	(1,280)	—	1,002	(278)

Net cash used in investing activities	(2,083,487)	—	(18,250)	(2,101,737)

Cash flows from financing activities
Borrowings (payments) on intercompany credit agreement, net	63,936	(115,445)	51,509	—
Proceeds from notes payable	—	—	1,025	1,025
Proceeds from revolver credit line	72,950	—	—	72,950
Payments on revolver credit line	(66,950)	—	—	(66,950)
Proceeds from bank notes and bonds, net	1,013,302	—	—	1,013,302
Payments on bank notes and bonds	(2,500)	—	—	(2,500)
Investment by parent companies	1,001,502	—	—	1,001,502
Capital contributed by parent	3,275	—	—	3,275

Net cash provided by (used in) financing activities	2,085,515	(115,445)	52,534	2,022,604

Effect of exchange rates on cash and cash equivalents	—	—	4,382	4,382

Net increase (decrease) in cash and cash equivalents	(2,692)	251	32,379	29,938
Cash and cash equivalents at beginning of period	741	—	27,721	28,462

Cash and cash equivalents at end of period	$(1,951)	$251	$60,100	$58,400

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Period of January 1, 2004 through May 26, 2004
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(36,789)	$48,085	$11,097	$22,393
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(47,410)	—	—	(47,410)
Depreciation and amortization	30,921	—	2,550	33,471
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	2,362	2,362
Other	376	570	1,331	2,277
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	21,080	1,162	(9,180)	13,062
Prepaids and other	(2,635)	37	5,955	3,357
Accounts payable and accrued liabilities	(12,260)	(425)	4,366	(8,319)
Deferred revenue	6,864	(712)	26,327	32,479
Income taxes payable	—	—	22,520	22,520
Other long-term liabilities	—	—	1,777	1,777

Total adjustments	(3,064)	632	58,008	55,576

Net cash (used in) provided by operating activities	(39,853)	48,717	69,105	77,969

Cash flows from investing activities
Payments for purchases of property and equipment	(2,997)	—	(1,345)	(4,342)
Capitalized software costs	(24,753)	—	—	(24,753)
Other	(922)	—	1,378	456

Net cash (used in) provided by investing activities	(28,672)	—	33	(28,639)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	74,764	(49,371)	(86,379)	(60,986)

Net cash provided by (used in) financing activities	74,764	(49,371)	(86,379)	(60,986)

Effect of exchange rates on cash and cash equivalents	—	—	(196)	(196)

Net increase (decrease) in cash and cash equivalents	6,239	(654)	(17,437)	(11,852)
Cash and cash equivalents at beginning of period	(5,498)	654	45,158	40,314

Cash and cash equivalents at end of period	$741	$—	$27,721	$28,462

SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2003
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(84,680)	$70,515	$117,972	$103,807
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(10,958)	—	—	(10,958)
Depreciation and amortization	66,387	—	6,368	72,755
Other	1,419	(366)	1,575	2,628
Unrealized (gain) loss on revaluation of foreign denominated assets & liabilities	(9)	(54)	914	851
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23,654	2,559	19,431	45,644
Prepaids and other	2,585	55	3,279	5,919
Accounts payable and accrued liabilities	(8,843)	10,127	2,522	3,806
Deferred revenue	10,246	1,224	(8,801)	2,669
Income taxes payable	—	—	14,296	14,296

Total adjustments	84,480	13,545	39,585	137,610

Net cash (used in) provided by operating activities	(200)	84,060	157,557	241,417

Cash flows from investing activities
Payments for purchases of property and equipment	(5,124)	—	(1,726)	(6,850)
Capitalized software costs	(51,877)	—	—	(51,877)
Payments for purchases of long term investments			(2,114)	(2,114)
Other	(1,266)	2	—	(1,264)

Net cash (used in) provided by investing activities	(58,267)	2	(3,840)	(62,105)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	54,709	(83,614)	(141,673)	(170,578)

Net cash provided by (used in) financing activities	54,709	(83,614)	(141,673)	(170,578)

Effect of exchange rates on cash and cash equivalents	—	—	1,634	1,634
Net increase (decrease) in cash and cash equivalents	(3,758)	448	13,678	10,368
Cash and cash equivalents at beginning of period	(1,740)	206	31,480	29,946

Cash and cash equivalents at end of period	$(5,498)	$654	$45,158	$40,314

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
     It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Based on the Company’s evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Management has excluded Tecnomatix Technologies Ltd. from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 because it was acquired by the company in a purchase business combination effective April 1, 2005. Total assets related to Tecnomatix as of December 31, 2005 were $331.8 million and total revenues for the nine month period subsequent to the acquisition were $68.7 million and are included in the consolidated financial statements of the Company for, and as of, the year ended December 31, 2005.
Changes in Internal Control over Financial Reporting
     There were no changes made during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder
UGS Corp.:
     We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting, that UGS Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UGS Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that UGS Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, UGS Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.
     Management has excluded Tecnomatix Technologies, Ltd. from its assessment of the effectiveness of UGS Corp.’s internal control over financial reporting as of December 31, 2005, because it was acquired by UGS Corp. in a purchase business combination effective April 1, 2005. Total assets related to Tecnomatix Technologies Ltd. as of December 31, 2005 were $331.8 million and total revenues for the nine month period subsequent to the acquisition were $68.7 million and are included in the consolidated financial statements of UGS Corp. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of UGS Corp. also excluded an evaluation of the internal control over financial reporting of Tecnomatix Technologies, Ltd.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UGS Corp. and subsidiaries (Successor) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2005 and the period from May 27, 2004 through December 31, 2004; and the consolidated statements of operations, stockholder’s equity and cash flows of UGS PLM Solutions Inc. and subsidiaries (Predecessor) from January 1, 2004 to May 26, 2004 and for the year ended December 31, 2003. Our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
March 7, 2006
St. Louis, Missouri

ITEM 9B: OTHER INFORMATION
None
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF UGS CORP
     All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any of our directors or executive officers.
Executive Officers and Directors
     The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Anthony J. Affuso	59	Chairman, Chief Executive Officer and President
Douglas E. Barnett	46	Senior Vice President and Chief Financial Officer
John K. Graham	45	Executive Vice President — Global Sales and Services
Charles C. Grindstaff	49	Executive Vice President — Products
Thomas M. Lemberg	59	Senior Vice President, General Counsel and Secretary
David J. Shirk	39	Executive Vice President — Global Marketing
Gregory F. Back	39	Director
Andrew B. Balson	39	Director
L. Dale Crandall	64	Director
Patrick T. Hackett	44	Director
Paul David Miller	64	Director
Gregory K. Mondre	31	Director
Mark E. Nunnelly	47	Director
David Peterschmidt	58	Director
David J. Roux	49	Director
     The following biographies describe the business experience of our executive officers and directors:
     Anthony J. Affuso, Chairman, Chief Executive Officer and President, has been our Chief Executive Officer and President since July 2000. He served as our Vice President and later as our Executive Vice President of Products and Operations from January 1998 to July 2000, and as Vice President of Software Development and Marketing of the Unigraphics division of EDS from March 1992 to December 1997. Mr. Affuso joined EDS in 1984 as Director of Strategic Planning and Technology Development. Before joining EDS, he was responsible for design and manufacturing automation with Xerox Corporation for twelve years.
     Gregory F. Back became a director in May 2004. Mr. Back is a Managing Director at Warburg Pincus. Prior to joining Warburg Pincus in 1999, Mr. Back was an engagement manager with McKinsey & Company and was Executive Vice President of InfoUSA. He is a director of several privately-held companies. He is also on the board of the Venture Investors Association of New York.
     Andrew B. Balson became a director in May 2004. Mr. Balson joined Bain Capital in 1996. He was promoted to Managing Director in 2000. Prior to joining Bain Capital, Mr. Balson was a consultant at Bain & Company where he worked in the technology, telecommunications, financial services and consumer goods industries. Previously, Mr. Balson worked in the Merchant Banking Group at Morgan Stanley & Co. and in the leveraged buyout group at SBC Australia. He is a director of Domino’s Pizza Inc. and several privately held companies.
     Douglas E. Barnett, Senior Vice President and Chief Financial Officer, became our Senior Vice President and Chief Financial Officer in May 2004. Prior to joining us, he was Senior Vice President — Finance, Chief Financial Officer and Treasurer of Colfax Corporation, a designer, marketer, distributor and manufacturer of fluid handling and power transmission products. From 1998 to 2002, Mr. Barnett served as Vice President, Chief Financial Officer and Treasurer of Unigraphics Solutions Inc.
     L. Dale Crandall joined the Company as a director in October 2005. In September 2003, Mr. Crandall founded Piedmont Corporate Advisors, Inc., a small private financial consulting firm where he serves as President. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000 and was a member of the Board of Directors from 1998 until his retirement in 2002. Mr. Crandall was employed by APL Limited, a global ocean transportation company, from 1995 to 1998 where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP where his last position was Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., BEA Systems, Inc., Covad Communications, Inc., Coventry Health Care, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds.
     John K. Graham, Executive Vice President — Global Sales and Services, was promoted to his current position in November 2005. Since January 2005 Mr. Graham has served as Senior Vice President, Americas for the Company. Prior to joining the Company, from November 2002 to January 2005, Mr. Graham served in various positions for Capgemni, Inc. including vice president, Americas Sales and vice president, Global Sales Operations. Prior to joining Capgemni, Mr. Graham served as a division vice president for Siebel Systems, Inc. from September 2001 until October 2002. Mr. Graham served in various leadership roles at Electronic Data Systems Corp. from 1992 until 2001, including Chief Sales Officer. Before joining EDS, he served as a Naval Officer in the U.S. Navy.
     Charles C. Grindstaff, Executive Vice President — Products, has had management responsibility for our software products and operations since July 2000. He was director of our Unigraphics line of business from June 1998 to June 2000 and director of CAD/CAM/CAE research and development activities for EDS, and prior to that the Unigraphics division of EDS, from 1995 to June 1998. Mr. Grindstaff began his association with EDS in 1978, when he joined Unigraphics Solutions research and development team, holding various leadership positions. In 1988, Mr. Grindstaff left EDS to serve for five years to serve as President and Chief Executive Officer of Waveframe Corporation, a manufacturer of digital signal processing systems for the entertainment industry, which he founded.
     Patrick T. Hackett became a director in May 2004. Mr. Hackett is a Managing Director at Warburg Pincus. Prior to joining Warburg Pincus in 1990, Mr. Hackett was Vice President and Treasurer of Cove Capital Associates, a private merchant banking organization. He is a director of several privately-held companies.
     Thomas M. Lemberg, Senior Vice President, General Counsel and Secretary, joined us in May 2004 from Digitas, LLC, a leading marketing services firm for which Mr. Lemberg served as Executive Vice President, General Counsel and head of Strategic Partnerships since July 2001. From March 2000 to February 2001, Mr. Lemberg served as Managing Director of Cambridge Incubator, advising high-tech new companies. Mr. Lemberg was Senior Vice President for Polaroid Corporation, first as General Counsel and then as head of Global Alliances from September 1996 until February 2000. Prior to that Mr. Lemberg was Vice President and General Counsel of Lotus Development, where he served for more than eight years.
     Paul David Miller, Admiral, United States Navy (Retired) joined the Company as a director in October 2005. Until his retirement in April 2005, Admiral Miller served as the Chairman of the Board of ATK (Alliant Techsystems, Inc.), an advanced weapon and space systems company. Admiral Miller also was

Chief Executive Officer of ATK from January 1999 until October 2003 and President from 2000 until 2001. Prior to retirement from the U.S. Navy in 1994 following a 30 year career, Admiral Miller served as Commander-in-Chief, U.S. Atlantic Command and NATO Supreme Allied Commander — Atlantic. Admiral Miller serves on the boards of Anteon International Corporation, Donaldson Company Inc. and Teledyne Technologies Inc.
     Gregory K. Mondre became a director in May 2004. Mr. Mondre is a Managing Director of Silver Lake Partners, a private equity firm focused on the technology industries. Prior to joining Silver Lake Partners, Mr. Mondre was a principal at Texas Pacific Group, a private investment firm, from 1998 through 1999. Prior to joining Texas Pacific Group, Mr. Mondre was an investment banker with Goldman, Sachs & Co. in the communications, media and entertainment group from 1996 through 1998. Mr. Mondre is a director of Network General Corporation.
     Mark E. Nunnelly became a director in May 2004. Mr. Nunnelly joined Bain Capital in 1989 as a Managing Director. Prior to joining Bain Capital, Mr. Nunnelly was a Vice President of Bain & Company, with experience in its United States, Asian and European strategy practices. Previously, Mr. Nunnelly worked at Procter & Gamble in product management. He serves as a director of Domino’s Pizza Inc., Warner Music Group, Eschelon Telecom, Inc. and Houghton Mifflin Company, among others.
     David Peterschmidt joined the Company as a director in October 2005. Mr. Peterschmidt has served as President and Chief Executive Officer and as a Director of Openwave Systems, Inc., a telecommunications software and services company, since November 2004. Prior to joining Openwave, Mr. Peterschmidt served as Chief Executive Officer and Chairman of Securify, Inc., a security software company, from November 2003 to November 2004. Mr. Peterschmidt was Chief Executive Officer and Chairman of Inktomi, Inc. from July 1996 to March 2003. Mr. Peterschmidt currently serves on the board of directors of Openwave , Business Objects, S.A., and Netblue.
     David J. Roux became a director in May 2004. Mr. Roux is a Managing Director of Silver Lake Partners, a private equity firm focused on the technology industries, which he co-founded in January 1999. Mr. Roux was formerly Chairman and Chief Executive Officer of Liberate Technologies, a software platform provider. He worked previously at Oracle Corporation and Lotus Development. He began his technology career as co-founder and Chief Executive Officer of Datext, Inc., the first commercial CD-ROM publishing company. Mr. Roux currently serves on the boards of Thomson S.A. and Symantec Corporation.
     David J. Shirk, Executive Vice President — Global Marketing, joined us in January 2005. Prior to joining us, Mr. Shirk served as Senior Vice President of Product Strategy and Marketing of Vignette Corporation from June 2000 until January 2004. From March 1998 to June 2000, Mr. Shirk served as Chief Technology Officer and Senior Vice President of Product Marketing and Management at Novell Corporation. While at Novell, Mr. Shirk managed Novell’s Net Services Software strategy and the roadmap for all of Novell’s products. Prior to his tenure at Novell, Mr. Shirk served as Vice President of Marketing for Oracle Corporation from March 1996 to March 1998, leading the Industry Applications Division.
Corporate Governance
     Our board of directors manages our business and affairs. Each of our Sponsors is entitled to designate three members of our board of directors. Each sponsor currently has only two designees on the board of directors and has waived the right to a third designee at the present time.
Board Committees
     The board of directors has established three committees: audit, compensation, and nominating and corporate governance.
     The audit committee selects the independent auditors to be nominated for election by the stockholders and reviews the independence of such auditors, approves the scope of the annual audit activities of the independent auditors, approves the audit fee payable to the independent auditors and reviews such audit results with the independent auditors. The audit committee is currently composed of Messrs. Back, Balson Crandall and Mondre. The board of directors has not made a determination of any audit committee financial experts. KPMG LLP currently serves as our independent registered public accounting firm.
     The compensation committee provides a general review of our compensation and benefit plans to ensure that they meet our objectives. In addition, the compensation committee reviews our Chief Executive Officer’s recommendations on compensation of our executive officers and makes recommendations for adopting and changing major compensation policies and practices. The compensation committee reports its recommendations to the full board of directors for approval and authorization. The compensation committee also fixes, subject to approval by the full board, the annual compensation of our Chief Executive Officer and administers our stock plans. The compensation committee is currently composed of Messrs. Hackett, Nunnelly, Peterschmidt and Roux.
     The nominating and corporate governance committee is responsible for identifying and recommending potential candidates qualified to become board members, recommending directors for appointment to board committees and developing and recommending to the board a set of corporate governance principles. The nominating committee is currently composed of Messrs. Back, Balson, Miller and Mondre.
Code of Ethics
     Our board of directors has adopted a code of ethics that applies to our chief executive officer, chief financial officer and corporate controller. Our Corporate Code of Business Conduct and Ethics has been posted on our Internet site at www.ugs.com.
ITEM 11: EXECUTIVE COMPENSATION
     The following table sets forth compensation information for each person who served as our Chief Executive Officer during 2005 and our four other executive officers who were the most highly compensated for the year ended December 31, 2005. We refer to these individuals collectively as our “named executive officers.”

	Annual Compensation(1)
				Awards
					Securities
					Underlying
	Fiscal			Restricted	Options/SARs	All Other
	Year	Salary($)	Bonus($)	Stock Awards	(#)(2)	Compensation($)(3)
Anthony J. Affuso Chairman, Chief Executive Officer and	2005	500,000	876,249	—	—	9,056
President	2004	500,000	1,250,000	76,000	1,410,344	2,010
Douglas E. Barnett Senior Vice President and	2005	345,000	163,500	—	—	5,600
Chief Financial Officer(4)	2004	206,667	570,000	—	425,000	34,031
John Graham Executive Vice President, Global Sales and Services (5)	2005	308,749	126,000	—	550,000	7,400
Charles C. Grindstaff Executive Vice	2005	400,000	483,814	—	—	14,761
President, Products	2004	338,583	813,873	22,000	702,994	2,050
David J. Shirk Executive Vice President, Global Marketing (6)	2005	298,276	173,000	—	260,000	52,040

(1)	None of the named executive officers received personal benefits or other annual compensation in excess of the lesser of $50,000 or 10% of the combined salary and bonus in each respective year. Personal benefits which may have been received by Messrs. Affuso and Grindstaff prior to the acquisition of UGS PLM Solutions Inc. in 2004 have not been included.

(2)	Options grants include options for Class A-4 common stock, Class L common stock and preferred stock. See Option Grants below.

(3)	We provide the named executive officers with certain group insurance and other non-cash benefits generally available to all salaried employees, which are not included in this column pursuant to SEC rules. The amounts shown in this column include the following:
•	For Mr. Affuso: matching contributions under the UGS 401(k) plan of $9,056 for 2005 and by EDS under the EDS 401(k) plan of $2,011 for 2004.

•	For Mr. Barnett: matching contributions under the UGS 401(k) plan of $5,600 and $4,433 for 2005 and 2004, respectively; and reimbursement of relocation expenses of $29,598 for 2004.

•	For Mr. Graham: matching contributions under the UGS 401(k) plan of $7,400.

•	For Mr. Grindstaff: matching contributions under the UGS 401(k) plan of $5,600 for 2005 and by EDS under the EDS 401(k) plan of $2,050 for 2004; and reimbursement of relocation expenses of $9,161 for 2005.

•	For Mr. Shirk: matching contributions under the UGS 401(k) plan of $6,530; and reimbursement of relocation expenses of $45,511.
(4)	Mr. Barnett joined us in May 2004.

(5)	Mr. Graham joined us in January 2005.

(6)	Mr. Shirk joined us in January 2005.
Employment Agreements
     Mr. Affuso is a party to an employment agreement with us, entered into on March 1, 2004, pursuant to which he serves as our President and Chief Executive Officer, and a rollover agreement, entered into on May 18, 2004, as amended pursuant to which he rolled over certain retention cash bonuses into equity of our parent companies. The employment agreement has a term that expires on February 29, 2008. The employment agreement provides that Mr. Affuso will be paid an annual base salary of $500,000, which amount will be reviewed annually, annual incentive compensation based on a target opportunity of at least 100% of his base salary and an opportunity to participate in an equity-based compensation program on the same basis as our other executives. In the event Mr. Affuso’s employment is terminated at any time during the term by us without cause or by Mr. Affuso for good reason and he executes a separation agreement, Mr. Affuso will receive a lump sum payment for accrued but unpaid base salary, a lump sum payment for declared but unpaid bonuses attributable to prior years, a lump sum payment equal to 2.99 times his final rate of annual base salary, a lump sum payment equal to 2.99 times his annual performance target for the year of separation, and accelerated vesting of stock options, stock awards, stock units and discretionary credits, which will become free of any restrictions on sale or transfer and all stock options will remain exercisable for two years. The separation agreement will contain a non-competition covenant for a period of six months following Mr. Affuso’s termination of employment for the above reasons. Mr. Affuso also will be entitled to a supplemental pension from us. Mr. Affuso also could be entitled to certain gross-up payments in the event he were to incur excise taxes as a result of his receipt of excess parachute payments in connection with a change in control of us within the meaning of Internal Revenue Code Section 280G.
     Mr. Grindstaff is a party to an employment agreement with us, entered into on July 15, 2000, pursuant to which he serves as our Executive Vice President of Products, a supplemental bonus agreement, entered into in September 2003, and a rollover agreement entered into on May 18, 2004, as amended. The employment agreement has a term that expires on January 21, 2006. The employment agreement provides that Mr. Grindstaff will be paid an annual base salary of $190,000, which amount may be increased or decreased from time to time by the Board of Directors, annual performance bonuses as determined by the board of directors and an opportunity to participate in an equity-based compensation program on the same basis as our other executives. In the event Mr. Grindstaff’s employment is terminated by us without cause or by Mr. Grindstaff for good reason, Mr. Grindstaff will receive a severance payment equal to (i) one times his annual base salary as in effect on the date of termination plus (ii) an amount equal to his bonus target for the year, continued vesting in stock options, stock awards and other award grants, a cash payment for twelve months of COBRA, premiums for life insurance coverage and premiums for long term disability insurance, reimbursement for costs not to exceed $75,000 for costs of sale of his home and moving expenses and reimbursement not to exceed $25,000 for outplacement services. In the event Mr. Grindstaff’s employment is terminated in connection with a change of control of us, Mr. Grindstaff will receive a severance payment equal to (i) two times his annual base salary as in effect on the date of termination plus (ii) an amount equal to two times his bonus target for the year, continued vesting in stock options, stock awards and other award grants, a cash payment for twelve months of COBRA, premiums for life insurance coverage and premiums for long term disability insurance, reimbursement for costs not to exceed $75,000 for costs of sale of his home and moving expenses and reimbursement not to exceed $25,000 for outplacement services. The employment agreement also contains non-competition and non-solicitation covenants for twelve months following Mr. Grindstaff’s termination of employment. The supplemental bonus agreement provides that on or before January 31 each year, we shall pay to Mr. Grindstaff an annual bonus in an amount equal to 1 1/4% of Mr. Grindstaff’s annual earnings for the preceding year, in additional to any future compensation awards from us.
Change in Control Policy
     On November 9, 2004, our board of directors approved certain change in control provisions applicable to seven members of our executive and senior management, including each of our named executive officers. All of our executive officers are covered by the policy. If a change in control transaction occurs and the employment of the participant is either (i) terminated by the employee for good reason or as a result of constructive termination or (ii) terminated by us without cause, then all of the participant’s options accelerate in full and the participant has 90 days to exercise the options after the triggering event. This protection remains in place for one year following a change in control.
Option/SAR Grants
     The following table sets forth option grant information for each named executive officer for the year ended December 31, 2005.

	Individual Grants					Potential Realizable
	Number of	Percent of Total				Value at Assumed
	Securities	Options/SARs		Market		Annual Rates of		Grant Date
	Underlying	Granted to	Exercise of	Price on		Stock Price for		Present
	Options/SARs	Employees in	Base Price	Grant date		Option Term		Value
Name	Granted (#)	Fiscal Year (%)	($/Sh)	($/Sh)	Expiration Date	5%($)	10%($)	0%($)
John Graham	250,000 (1)	8.7	1.00	3.80	1/13/2015	1,297,450	2,214,055	700,000
John Graham	350,000 (1)	10.5	7.80	7.80	11/28/2015	1,471,613	3,729,357	—
David Shirk	260,000 (1)	9.0	1.00	3.80	1/14/2015	1,349,348	2,302,618	728,000

(1)	Option grant is for shares of Class A-4 common stock pursuant to the 2004 Management Incentive Plan. See 2004 Management Incentive Plan below. The Stock Option Agreement provides for a five year (60 month) vesting schedule with 20% of the shares vesting on the one year anniversary of the grant date and an additional 1.67% of the shares vesting after the last day of each month during the four year period following the one year anniversary of the grant of the Option. The Options have a ten year term. Upon termination of employment, all unvested options are forfeited. Upon certain events following a change in control, the options will fully vest and the optionee has 90 days to exercise the options. See Change in Control Policy.
     The following table sets forth information concerning the fiscal year-end value of unexercised stock options held by each named executive officer during the year ended December 31, 2005.

						Value of
						Unexercised
		Shares		Number of Securities		In-the-Money
		Acquired on	Value	Underlying Unexercised		Options at Fiscal
	Underlying Class	Exercise	Realized	Options at Fiscal Year-End		Year-End
Name	of Equity	(#)(1)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony J. Affuso	Class A Common Stock	—	—	396,667	1,003,333	$2,697,336	$6,822,664

Anthony J. Affuso	Class L Common Stock	5,278	427,499	—	3,167	—	—

Anthony J. Affuso	Preferred Stock	475	47,500	713	713	—	—

Douglas E. Barnett	Class A Common Stock	—	—	120,417	304,583	818,836	304,583

Charles C. Grindstaff	Class A Common Stock	—	—	198,333	501,667	1,348,664	3,411,336

Charles C. Grindstaff	Class L Common Stock	—	—	1,528	917	—	—

Charles C. Grindstaff	Preferred Stock	—	—	344	206	—	—

John Graham	Class A Common Stock	—	—	—	550,000	—	3,740,000

David J. Shirk	Class A Common Stock	—	—	—	260,000	—	1,768,000

(1)	Does not include exercises, if any, of shares of the common stock of EDS.
Employee Plans
Executive Bonus Plan
     Each named executive officer is eligible for an annual bonus equal to 70%-100% of his base salary assuming the plan payments are made at target. Bonus payments are based on our overall achievement of our financial plan and individual contributions. The financial plan component, which represents 70% of the bonus opportunity, is determined by assessing our achievement of specified Adjusted EBITDA (defined as Consolidated EBITDA in our senior secured credit facility) and revenue thresholds. The targets of the bonus plan can be adjusted by a range of performance within a minimum to maximum threshold varying bonus payments between 25% and 250% percent of target. To be eligible for a bonus payment, the executive officer must demonstrate satisfactory performance, contribution and effort consistent with his peer group. Bonus payments are typically made in the first quarter of each calendar year reflecting accomplishments of the prior calendar year. Bonus payments will not be made if the minimum Adjusted EBITDA threshold is not met.
Retention Bonuses
     Certain executive officers and key employees were offered retention incentive cash bonuses, with varying retention periods, prior to the Transactions. At the time of the acquisition, those who had been offered retention incentive cash bonuses were offered an opportunity to exchange their cash bonus for equity in our parent companies. The equity was in the form of restricted stock awards for shares of Class A-4 common stock; option grants for shares of Class L common stock; and option grants for shares of preferred stock. Messrs. Affuso and Grindstaff were the only executives officers who were offered retention incentive cash bonuses and both elected to exchange their cash bonus for equity in our parent companies. Mr. Affuso elected to take $50,000 of the retention bonus in cash at the time of the Transactions. Mr. Affuso was eligible to receive a bonus of $1,000,000. Mr. Affuso elected to rollover

$950,000 of that amount into equity and received a one time payment of $50,000 in 2004. Mr. Grindstaff elected to rollover one-half of his $550,000 bonus into equity. The other half is payable in three installments: 25% upon the closing of the Transactions, 37.5% on the first anniversary of the Transactions and 37.5% on the second anniversary of the Transactions. Mr. Grindstaff was paid $ 103,125 and $68,750 in 2005 and 2004, respectively.
     The restricted stock awards and option grants provide for a two year vesting schedule with 25% of the shares vesting upon award or grant, 37.5% vesting on the one year anniversary of the date of the award or grant and 37.5% vesting on the two year anniversary of the date of the award or grant. Any unvested awards or options will vest immediately in the event of (i) termination of employment by us without cause or (ii) a change in control occurs. If a participant’s employment terminates for any reason other than termination by us without cause, any unvested awards are forfeited. If an optionee’s employment is terminated by us other than for cause, then the option will vest fully. All unvested options, which are not accelerated as provided in the preceding sentence upon termination of employment, will be forfeited and the option terminated. To the extent that an option has vested or becomes vested upon termination of employment, the option will remain exercisable for the shorter of (i) a period of 60 days or (ii) the period ending on the final exercise date specified in the option grant. The restricted stock awards and options are subject to restrictions and repurchase rights set forth in our Stockholders Agreement.
     Under the original terms of the options, upon exercise of an option, the optionee was also entitled to a conditional deferred cash award. Upon a partial exercise of an option, the amount of the deferred cash award would be prorated. The amount of the deferred cash award for Mr. Affuso was $684,000 and $190,000 in connection with the Class L common stock and preferred stock options. The amount of the deferred cash award for Mr. Grindstaff was $198,000 and $55,000 in connection with the Class L common stock and preferred stock options. In light of Section 409A of the Internal Revenue Code (“409A”) placing restrictions on the payment of deferred compensation, in July 2005 the option agreements were amended to delete the references to the deferred cash awards and to create cash bonuses equal to the unpaid balances of the deferred cash awards. The bonus amount is divided equally into two payments. The first payment was made in July 2005 and the second will be payable the earlier of May 2006, the optionee’s termination of employment other than for cause or upon a change in control (as defined by the 2004 Management Incentive Plan). The bonus amount for Mr. Affuso is $655,500, of which $327,749 was paid in 2005. The bonus amount for Mr. Grindstaff is $253,000, of which $158,125 was paid in 2005.
2004 Management Incentive Plan
     The Amended and Restated 2004 Management Incentive Plan was adopted on July 23, 2004 by UGS Capital Corp., UGS Capital Corp. II and us to provide for the granting of non-qualified stock options and restricted stock awards for up to 12,600,000 shares of Class A common stock, 20,000 shares of Class L common stock and 7,500 shares of preferred stock pursuant to the terms described therein. Stock options granted in 2004 under the plan were granted under provisions of the UGS Capital Corp. Non-Qualified Stock Option Agreement. The Stock Option Agreement provides for a five year (60 month) vesting schedule with 20% of the shares vesting on the one year anniversary of the grant date and an additional 1.67% of the shares vesting after the last day of each month during the four year period following the one year anniversary of the grant of the Option. Upon termination of employment, all unvested options are forfeited. Any vested options, upon termination of employment, will remain exercisable for the shorter of (i) a period of 60 days or (ii) the period ending on the final exercise date specified in the option. Notwithstanding the foregoing, if an optionee’s employment is terminated for cause, the option will immediately terminate. The options are subject to restrictions and repurchase rights set forth in our Stockholders Agreement.
Director Compensation
     Non-employee directors, other than directors elected by a Sponsor as its designee (“Outside Directors”) receive a fee of $35,000 per year. Additionally, the chairman of the audit committee receives $20,000 per year and the chairpersons of the board’s other committees receive $10,000 per year. Members of the audit committee (other than the chairman) are also entitled to a fee of $10,000 per year and members of the other committees (other than the chairmen) receive $5,000 per year for each committee on which they serve. Fees are payable quarterly. Directors who are elected other than at the beginning of a calendar year shall be entitled to a pro-rata portion of the applicable cash compensation calculated based on the number months remaining in the year. No additional fees are paid for attending Board or Board committee meetings. Outside Directors are also reimbursed for actual travel and out-of-pocket expenses incurred in connection with their service.
     Upon election to the Board of Directors, Outside Directors receive an option grant of 50,000 shares with a strike price equal to the market value on the date of grant subject to the standard terms and conditions of employee option grants, including vesting provisions. Thereafter, on the anniversary date of the Outside Director’s election to the board of directors, Outside Directors will receive an option grant of 25,000 shares with a strike price equal to the market value on the date of grant subject to the standard terms and conditions of employee option grants, including vesting provisions.
Compensation Committee Interlocks and Insider Participation
     None of the members of the Compensation Committee are current or former officers or employees of the Company. No interlocking relationship exists between the members of our Board of Directors or our Compensation Committee and the Board of Directors or compensation committee of any other company, not has such interlocking relationship existed in the past.
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our outstanding common stock is held by UGS Holdings, Inc. UGS Capital Corp. II holds all of the outstanding common stock of UGS Holdings, Inc. UGS Capital Corp. holds all the outstanding stock of UGS Capital Corp. II. UGS Capital Corp. II has also issued non-voting preferred stock to funds associated with our Sponsors. UGS Capital Corp.’s outstanding capital stock consists of Class A common shares and Class L common shares. There are no compensation plans pursuant to which equity securities of the Company are authorized or issued.
     The following table sets forth, as of February 1, 2006, the number and percentage of shares of UGS Capital Corp. common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of common stock of UGS Capital Corp., (ii) each of our directors, (iii) each of our named executive officers and (iv) all our directors and executive officers as a group. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options beneficially owned by that person that are exercisable within 60 days following February 1, 2006.
     Notwithstanding the beneficial ownership of common stock presented below, our Stockholders Agreement governs the stockholders exercise of their voting rights with respect to election of directors and certain other material events. The parties to our Stockholders Agreement have agreed to vote their shares to elect the Board of Directors as set forth therein. In addition, our amended and restated Investor Agreement governs certain stockholders exercise of voting rights with respect to effecting a change of control transaction. See “Certain Relationships and Related Party Transactions.”
     Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o UGS Corp., 5800 Granite Parkway, Suite 600, Plano, Texas 75024.

	Shares of	Percent of	Shares of	Percent of
	Class A	Class A	Class L	Class L
Name and Address	Common Stock	Common Stock	Common Stock	Common Stock
Bain Capital Partners VI, L.P. and Related Funds(1)	27,520,000	32.6%	3,057,778	33.2%
Silver Lake Partners, L.P. and Related Funds(2)	27,520,000	32.6%	3,057,778	33.2%
Warburg Pincus Private Equity VIII, L.P. and Related Funds(3)	27,520,000	32.6%	3,057,778	33.2%
Anthony J. Affuso(4)	628,381	*	12,595	*
The Anthony James Affuso and Lorraine Perkins Affuso Revocable Trust(5)	12,000	*	1,333	*
Douglas E. Barnett (6)	161,667	*	2,222	*
Charles C. Grindstaff(7)	257,381	*	1,675	*
John K. Graham (8)	58,333	*	—	*
David J. Shirk (9)	60,667	*	—	*
Gregory F. Back(10)	—	—	—	—
Andrew B. Balson(11)	—	—	—	—
L Dale Crandall	—	—	—	—
Patrick T. Hackett(10)	—	—	—	—
Paul David Miller	—	—	—	—
Gregory K. Mondre(12)	—	—	—	—
Mark E. Nunnelly(11)	—	—	—	—
David Peter Schmidt	—	—	—	—
David J. Roux(12)	—	—	—	—
All directors and executive officers as a group	1,267,096	1.5%	19,159	*

*	indicates less than 1% of common stock

(1)	Represents shares owned by the following group of investment funds affiliated with Bain Capital: (i) 21,372,116 shares of Class A common stock and 2,355,682 shares of Class L common stock owned by Bain Capital Integral Investors, LLC, whose administrative member is Bain Capital Fund VII, L.P., whose General Partner is Bain Capital Partners VI, L.P., whose General Partner is Bain Capital Investors, LLC, (ii) 6,000,000 shares of Class A common stock and 666,667 shares of Class L common stock owned by Bain Capital VII Coinvestment Fund, LLC, whose sole member is Bain Capital VII Coinvestment Fund, L.P., whose sole General Partner is Bain Capital Partners VII, L.P., whose sole General Partner is Bain Capital Investors, LLC, and (iii) 147,884 shares of Class A common stock and 35,429 shares of Class L common stock owned by BCIP TCV, LLC, whose managing partner is Bain Capital Investors, LLC. The address is c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(2)	Represents shares owned by the following group of investment funds affiliated with Silver Lake Partners, L.P.: (i) 26,078,366 shares of Class A common stock and 2,897,596 shares of Class L common stock owned by Silver Lake Partners, L.P., the General Partner of which is Silver Lake Technology Associates, L.L.C., (ii) 733,819 shares of Class A common stock and 81,535 shares of Class L common stock owned by Silver Lake Investors, L.P., the General Partner of which is Silver Lake Technology Associates, L.L.C., (iii) 157,414 shares of Class A common stock and 17,490 shares of Class L common stock owned by Silver Lake Technology Investors, L.L.C., the Manager of which is Silver Lake Technology Management, L.L.C., and (iv) 550,400 shares of Class A common stock and 61,156 shares of Class L common stock owned by Integral Capital Partners VI, L.P. The address is c/o Silver Lake Partners, 2725 Sand Hill Road, Suite 150, Menlo Park, California 94025.

(3)	Represents shares owned by the following group of investment funds affiliated with Warburg Pincus & Co.: (i) 13,334,831 shares of Class A common stock and 1,481,648 shares of Class L common stock owned by Warburg Pincus Private Equity VIII, L.P., (ii) 226,757 shares of Class A common stock and 25,195 shares of Class L common stock owned by Warburg Pincus Netherlands Private Equity VIII I, C.V., (iii) 159,760 shares of Class A common stock and 17,751 shares of Class L common stock owned by Warburg Pincus Netherlands Private Equity VIII II, C.V., (iv) 38,652 shares of Class A common stock and 4,295 shares of Class L common stock owned by Warburg

Pincus Germany Private Equity VIII, K.G., (v) 13,189,235 shares of Class A common stock and 1,465,471 shares of Class L common stock owned by Warburg Pincus International Partners, L.P., (vi) 330,240 shares of Class A common stock and 36,693 shares of Class L common stock owned by Warburg Pincus Netherlands International Partners I, C.V., (vii) 220,160 shares of Class A common stock and 24,462 shares of Class L common stock owned by Warburg Pincus Netherlands International Partners II, C.V., and (viii) 20,365 shares of Class A common stock and 2,263 shares of Class L common stock owned by Warburg Pincus Germany International Partners, K.G. The above mentioned investment funds are managed by Warburg Pincus LLC. The address is c/o Warburg Pincus, 466 Lexington Avenue, New York, New York 10017.

(4)	Includes 466,667 shares of Class A-4 common stock issuable pursuant to options exercisable within 60 days.

(5)	These shares are jointly and beneficially owned by Anthony J. Affuso and Lorraine P. Affuso.

(6)	Includes 141,667 shares of Class A-4 common stock issuable pursuant to options exercisable within 60 days.

(7)	Includes 233,333 shares of Class A-4 common stock issuable pursuant to options exercisable within 60 days and 1,528 shares of Class L common stock issuable pursuant to options exercisable within 60 days.

(8)	Includes 58,333 shares of Class A-4 common stock issuable pursuant to options exercisable within 60 days.

(9)	Includes 60,667 shares of Class A-4 common stock issuable pursuant to options exercisable within 60 days.

(10)	Messrs. Back and Hackett are general partners of Warburg Pincus & Co. and managing directors and members of Warburg Pincus LLC. Messrs. Back and Hackett disclaim beneficial ownership of all shares owned by the Warburg Pincus entities. Messrs. Back and Hackett have an address c/o Warburg Pincus, 466 Lexington Avenue, New York, New York 10017.

(11)	Mr. Balson and Mr. Nunnelly are Managing Directors and members of Bain Capital Partners, LLC. (BCI). BCI serves as the Managing Member of each of Bain Capital Integral Investors, LLC and BCIP TCV, LLC. BCI also serves as the General Partner of Bain Capital Partners VII, L.P., the General Partner of Bain Capital VII Coinvestment Fund, L.P., the sole member of Bain Capital VII Coinvestment Fund, LLC. Messrs. Balson and Nunnelly disclaim beneficial ownership of any shares held by the Bain entities except to the extent of their respective pecuniary interest therein. Messrs. Balson and Nunnelly have an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(12)	Messrs. Roux and Mondre are Managing Directors of Silver Lake Partners. They disclaim any beneficial ownership of any shares beneficially owned by the Silver Lake except to the extent of any pecuniary interest therein . The address for Messrs. Mondre and Roux is: c/o Silver Lake Partners, 2725 Sand Hill Road, Suite 150, Menlo Park, California 94025.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Stockholders and Investor Agreements
     Upon completion of the Transactions, we, our Sponsors and our parent companies entered into a Stockholders Agreement and an amended and restated Investor Agreement. The Stockholders Agreement and the Investor Agreement contain agreements among the parties with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along and drag-along rights, other special corporate governance provisions (including the right to approve various corporate actions), registration rights (including customary indemnification provisions) and call options. Certain members of our management who hold shares of capital stock of our parent companies are a party to the Stockholders Agreement.
Management Agreement
     Upon completion of the Transactions, we and our parent companies entered into a management agreement with affiliates of each of our Sponsors pursuant to which such entities or their affiliates will provide management services. Pursuant to such agreement, affiliates of our Sponsors were entitled to receive aggregate transaction fees of approximately $30.0 million in connection with services provided by such entities related to the Transactions. Pursuant to a provision in such agreement, an affiliate of Warburg Pincus waived its portion of the transaction fee, approximately $10.0 million. The Warburg Pincus funds that invested in the equity of our parent companies paid approximately $10.0 million less than our other Sponsors for their equity interests in our parent companies. In addition, pursuant to the management agreement, affiliates of our Sponsors are entitled to receive an aggregate annual management fee of $3.0 million, and reimbursement for out-of-pocket expenses incurred in connection with the Transactions and in connection with the provision of services pursuant to the agreement.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered to the Company by KPMG LLP for the fiscal years ended December 31, 2005 and 2004 are as follows:
Audit Fees
During fiscal 2005, the aggregate fees billed to the Company by KPMG LLP for professional services rendered in 2005 for the audit of the Company’s annual financial statements and the review of those financial statements included in its quarterly reports on Form 10-Q totaled approximately $3,445,000. The aggregate fees billed to the Company by KPMG LLP for professional services rendered in 2004 for the audit of the Company’s annual financial statements and the review of those financial statements included in its quarterly reports on Form 10-Q totaled approximately $2,180,000.
Audit-Related Fees
Audit-related fees billed to the Company by KPMG LLP were approximately $139,000 in 2005 and $183,000 in 2004. The fees in 2005 were primarily for services related to agreed upon procedures to comply with financial, accounting, or regulatory reporting matters. The fees in 2004 were primarily for acquisition services in the Company’s acquisition of Tecnomatix.
Tax Fees
The total fees billed to the Company by KPMG LLP for tax services were approximately $366,000 in 2005 and $26,000 in 2004. The fees in 2005 were for services related to tax planning and advice, international tax compliance, tax only valuation services, and assistance with tax audits. The fees in 2004 were for services related to international tax compliance.
All Other Fees
There were no fees billed to the Company by KPMG LLP for services other than audit, audit-related or tax-related services during 2005 or 2004.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Each year, the Audit Committee approves the terms on which the independent auditor is engaged for the ensuing fiscal year. The policy provides for pre-approval of any audit or non-audit services provided to UGS by its independent auditors. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may delegate to one or more of its members pre-approval authority with respect to all permitted audit and non-audit services, provided that any services pre-approved pursuant to such delegated authority shall be presented to the full Audit Committee at its next regular meeting.

PART IV
ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement and Schedules
The financial statements are set forth under Item 8 of this Annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibit Index

Exhibit
Number	Description
2.1	Stock Purchase Agreement among BSW Holdings, Inc., Electronic Data Systems Corporation and UGS PLM Solutions Inc. dated as of March 12, 2004 (1)

2.2	Agreement of Merger among Tecnomatix Technologies Ltd., UGS Corp. and Treasure Acquisition Sub. Ltd. dated January 3, 2005 (2)

3.1	Certificate of Incorporation of UGS Corp. (1)

3.2	By-laws of UGS Corp. (1)

4.1	Indenture, dated as of May 27, 2004, by and among UGS Corp., the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10% Senior Subordinated Notes due 2012. (1)

4.2	Supplemental Indenture, dated as of March 17, 2005, by and among UGS Corp., the Guarantors named therein and U.S. Bank National Association, as Trustee, with respect to the 10% Senior Subordinated Notes due 2012. (1)

4.3	Registration Rights Agreement, dated as of May 27, 2004, by and among UGS Corp., UGS PLM Solutions International Inc., UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., and UGS European Holdings, Inc. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (1)

4.4	Form of 10% Senior Subordinated Notes due 2012 (contained in Exhibit 4.1). (1)

10.1	Amended and Restated Credit Agreement, dated as of February 28, 2005, by and among UGS Corp., JPMorgan Chase Bank, the Other Lenders Party thereto, Citicorp North America, Inc., as syndication agent and Morgan Stanley Senior Funding, Inc. and Wells Fargo Foothill, LLC, as co-documentation agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as joint lead arrangers and joint bookrunners. (1)

10.2	Security Agreement, dated as of May 27, 2004, between UGS Corp., the Grantors named therein and JPMorgan Chase Bank, as administrative agent. (1)

10.3	Security Agreement Supplement, dated as of March 17, 2004, by UGS Israeli Holdings, Inc. (1)

10.4	Holdings Guaranty, dated as of May 27, 2004, from UGS Holdings, Inc. as Guarantor in favor of the secured parties referred to in the Credit Agreement referred to therein. (1)

10.5	Management Agreement, dated as of May 24, 2004, by and among UGS Corp., UGS Capital Corp., UGS Capital Corp. II, UGS Holdings, Inc., Bain Capital Partners, LLC, Silver Lake Technology Management, L.L.C., and Warburg Pincus LLC. (1)

10.6*	Employment Agreement between UGS Corp. and Anthony J. Affuso dated March 1, 2004. (1)

Exhibit
Number	Description
10.7*	Employment Agreement between UGS and Charles C. Grindstaff dated July 15, 2000, Supplemental Bonus Agreement dated September, 2003, and Retention Bonus Agreement dated February 16, 2004. (1)

10.8*	Employment Offer Letter between UGS Corp. and John Graham dated December 2, 2004

10.9*	Employment Agreement between UGS Corp. and David J. Shirk dated December 18, 2004. (1)

10.10*	Employment Offer Letter between UGS Corp. and Douglas E. Barnett dated April 26, 2004. (1)

10.11*	Employment Offer Letter between UGS Corp. and Thomas M. Lemburg dated May 7, 2004. (1)

10.12*	Rollover Agreement among Anthony J. Affuso, UGS Corp., UGS Capital Corp. and UGS Capital Corp. II, dated May 18, 2004, together with Class A Common Stock, Class L Common Stock and Preferred Stock Restricted Stock Awards pursuant thereto. (1)

10.12A*	Agreement among UGS Capital Corp., UGS Capital Corp. II, UGS Corp. and Anthony J. Affuso, dated July 8, 2005.

10.13*	Rollover Agreement among Charles C. Grindstaff, UGS Corp., UGS Capital Corp. and UGS Capital Corp. II, dated May 18, 2004, together with Class A Common Stock, Class L Common Stock and Preferred Stock Restricted Stock Awards pursuant thereto. (1)

10.13A*	Agreement among UGS Capital Corp., UGS Capital Corp. II, UGS Corp. and Charles C. Grindstaff, dated July 8, 2005.

10.14	Amended and Restated Investor Agreement, dated as of May 24, 2004, by and among UGS Capital Corp., UGS Capital Corp. II, UGS Holdings, Inc., UGS Corp. and the Investors named therein. (1)

10.15	Stockholders Agreement, dated as of May 24, 2004, by and among UGS Capital Corp., UGS Capital Corp. II, UGS Holdings, Inc., UGS Corp. and Certain Stockholders of UGS Capital Corp. and UGS Capital Corp. II named therein. (1)

10.16	Participation and Registration Rights Agreement, dated as of May 24, 2004, by and among UGS Capital Corp., UGS Capital Corp. II, UGS Holdings, Inc., UGS Corp. and Certain Stockholders of UGS Capital Corp. and UGS Capital Corp. II named therein. (1)

10.17*	2004 Management Incentive Plan of UGS Capital Corp. and UGS Capital Corp II. (1)

10.18*	Form of Stock Option Agreement of UGS Capital Corp. and UGS Capital Corp. II. (1)

10.19*	Change of Control Policy of UGS Corp. (1)

10.20*	Indemnification Policy of UGS Corp. (1)

10.21*	Outside Director Compensation Package(3)

10.22*	Executive Bonus Plan

21	Subsidiaries of UGS Corp.

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Registration Statement on Form S-4 (file no. 333-123664)

(2) Incorporated by reference to Exhibit B to the Form 6-K of Tecnomatix Technologies Ltd. filed on January 4, 2005
(3) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Plano, State of Texas, on this 8th day of March, 2006.

UGS CORP.
/s/ Anthony J. Affuso
Anthony J. Affuso
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 8, 2006.

Signature	Title
/s/ Anthony J. Affuso Anthony J. Affuso	Chairman, Chief Executive Officer and President Principal Executive Officer
/s/ Douglas E. Barnett Douglas E. Barnett	Chief Financial Officer Principal Financial and Accounting Officer
/s/ Gregory F. Back Gregory F. Back	Director
/s/ Andrew B. Balson Andrew B. Balson	Director
/s/ L. Dale Crandall L. Dale Crandall	Director
/s/ Patrick T. Hackett Patrick T. Hackett	Director
/s/ Paul David Miller Paul David Miller	Director
/s/ Greg Mondre Greg Mondre	Director
/s/ Mark E. Nunnelly Mark E. Nunnelly	Director
/s/ David Peterschmidt David Peterschmidt	Director
/s/ David J. Roux David J. Roux	Director