Form 10-Q
period 2006-03-31
UGS Corp.
filed 2006-05-15
CIK 1321033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On April 30, 2006, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three months
	ended
	March 31, 2006	March 31, 2005
Revenue:
License	$79,510	$73,119
Maintenance	125,689	111,607
Services and other	68,595	67,839

Total revenue	273,794	252,565

Cost of revenue:
License	3,924	4,456
Maintenance	15,105	13,363
Services and other	55,848	55,996
Amortization of capitalized software and acquired intangible assets	37,046	26,186

Total cost of revenue	111,923	100,001

Gross profit	161,871	152,564

Operating expenses:
Selling, general and administrative	107,811	95,169
Research and development	51,225	35,981
Restructuring	(535)	—
Amortization of other intangible assets	8,819	7,570

Total operating expenses	167,320	138,720

Operating (loss) income	(5,449)	13,844
Interest expense and amortization of deferred financing fees	(26,447)	(21,163)
Other income (expense), net	2,234	(4,824)

Loss before income taxes	(29,662)	(12,143)
Benefit for income taxes	(10,508)	(3,974)

Net loss	$(19,154)	$(8,169)

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
Assets:
Current assets
Cash and cash equivalents	$61,282	$61,532
Accounts receivable, net	254,062	251,763
Prepaids and other	20,401	18,622
Deferred income taxes	21,846	26,471

Total current assets	357,591	358,388

Property and equipment, net	34,236	36,645
Goodwill	1,391,040	1,393,472
Capitalized and acquired software, net	446,626	464,994
Customer accounts, net	196,581	203,064
Other intangible assets, net	129,457	135,265
Other assets	38,146	39,623

Total assets	$2,593,677	$2,631,451

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$160,957	$159,976
Deferred revenue	170,808	133,027
Income taxes payable	864	3,528

Total current liabilities	332,629	296,531

Other long-term liabilities	51,645	48,511
Deferred income taxes	118,531	152,040
Long-term debt	1,181,051	1,212,046

Stockholder’s equity
Common stock, $ .01 par value, 3,000 shares authorized; 100 issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,006,329	1,005,991
Retained deficit	(82,356)	(63,202)
Accumulated other comprehensive loss, net of tax	(14,152)	(20,466)

Total stockholder’s equity	909,821	922,323

Total liabilities and stockholder’s equity	$2,593,677	$2,631,451

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months
	ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net loss	$(19,154)	$(8,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Benefit for deferred income taxes	(18,145)	(11,432)
Depreciation and amortization	51,285	37,534
Amortization of deferred financing fees	1,382	1,452
Stock-based compensation	118	222
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	(5,932)	11,000
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	2,818	(7,606)
Other	1,073	740
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,250	(10,616)
Prepaids and other	(1,350)	1,135
Accounts payable and accrued liabilities	(410)	(14,569)
Deferred revenue	35,901	34,517
Income taxes payable	(3,567)	(337)
Other long-term liabilities	1,021	(1,092)

Total adjustments	66,444	40,948

Net cash provided by operating activities	47,290	32,779

Cash flows from investing activities
Cash received from prior parent for acquisition related tax matters	—	10,964
Payments for purchases of property and equipment	(1,661)	(2,028)
Capitalized software costs	(15,465)	(17,389)
Other	(591)	942

Net cash used in investing activities	(17,717)	(7,511)

Cash flows from financing activities
Proceeds from revolver credit line	—	29,300
Payments on revolver credit line	—	(35,300)
Proceeds from note payable	5,951	6,439
Proceeds from bank notes and bonds, net	—	2,500
Payments on bank notes and bonds	(37,000)	—
Capital contributed by parent (stock options exercised)	220	229

Net cash (used in) provided by financing activities	(30,829)	3,168

Effect of exchange rates on cash and cash equivalents	1,006	(806)

Net (decrease) increase in cash and cash equivalents	(250)	27,630
Cash and cash equivalents at beginning of period	61,532	58,400

Cash and cash equivalents at end of period	$61,282	$86,030

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
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
     The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s consolidated financial position, results of operations, and cash flows as of and for the dates and periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the December 31, 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K (File No. 333-123664) as filed with the Securities and Exchange Commission on March 9, 2006.
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
Note 2: Stock-Based Compensation
     Effective January 1, 2006 the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment” and its related interpretations. Previously, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounted for its stock option and retention incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recorded no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. The Company is considered a non-public entity as defined by both SFAS No. 123 and SFAS No. 123(R), and used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS No. 123. Accordingly, the Company is required to apply the provisions of SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company has continued to account for any portion of awards outstanding at December 31, 2005 using the provisions of APB Opinion No. 25 as previously permitted under SFAS No. 123. In addition, the Company has discontinued pro forma disclosures previously required by SFAS No. 123 for equity share options accounted for using the intrinsic value method of APB Opinion No. 25.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     For stock options granted or modified after January 1, 2006, the Company recognizes compensation cost associated with its stock-based awards to employees in accordance with SFAS No. 123(R). The Company records stock-based compensation over the requisite service period, or expected term, at the grant date fair value determined using the Black-Scholes option pricing model. This model requires subjective assumptions, including expected stock price volatility, and expected term, which affects the calculated fair value on the grant date. Expected volatility is based upon equal weighting of both historical volatilities of stock prices and implied volatilities of traded options of comparable companies. Expected term is the average of the contractual term and vesting period of the options.
     The following table summarizes the weighted average assumptions used in the estimated grant date fair value calculations for stock option and stock purchase awards:

Three months
ended
March 31, 2006
Expected term (in years)	7.5
Dividend yields	0%
Expected volatility	42.50%
Risk-free interest rate	4.37%
Expected forfeiture rate	6.00%
     During the three months ended March 31, 2006, the aggregate grant-date fair value of options granted was $1.1 million, or $4.07 per share, with approximately $41,000 of stock-based compensation expensed to the statement of operations. The remaining unvested compensation cost will be recognized ratably over approximately seven years.
     During the three months ended March 31, 2005, the Company granted stock options with exercise prices below the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which is being recognized as compensation expense over the five-year vesting period. For the three months ended March 31, 2006, stock-based compensation expense recorded by the Company for these awards was $0.1 million.
Stock Option Plan
     The Board of Directors of UGS Capital Corp and UGS Capital Corp. II (the “Administrator”) administers the 2004 Management Incentive Plan (the “2004 Incentive Plan”), which provides for the granting of awards of stock options, other stock and performance awards, and the deferral of grants of cash in connection with other awards to eligible employees, officers, directors, and consultants of the Company. A maximum of 12,600,000 shares of Class A common stock and 20,000 shares of Class L common stock of UGS Capital Corp., and 7,500 shares of preferred stock of UGS Capital Corp. II may be granted as awards. Terms of stock options and other awards granted under the 2004 Incentive Plan, including vesting requirements, are determined by the Administrator. Stock options for the UGS Capital Corp Class A common shares have a contractual life of ten years from the date of grant and vest over five years at 20% after one year and monthly thereafter. A summary of the stock option activity for UGS Capital Corp Class A Common Shares under the 2004 Incentive Plan for the three months ended March 31, 2006 is reflected below:

			Weighted-
		Weighted-	Average
	UGS Capital Corp.	Average	Remaining
	Class A Common	Exercise	Contractual
Fixed Options	Shares	Price	Term
Outstanding at December 31, 2005	10,273,200	$1.98
Granted	269,000	7.70
Exercised	(220,001)	1.00
Forfeited	(22,533)	1.00

Outstanding at March 31, 2006	10,299,666	$2.15	8.58

Exercisable at March 31, 2006	2,517,874	$1.01	8.35

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Retention Incentive Plan
     In conjunction with the acquisition of UGS PLM Solutions Inc., the Retention Incentive Plan was created to allow certain employees to receive a cash award from the Company or to roll over between 25% and 100% of their cash award into the equity of UGS Capital Corp. and UGS Capital Corp II. Employees that elected to forgo the cash award received: (1) restricted stock awards of UGS Capital Corp. Class A common stock, (2) options to purchase UGS Capital Corp. Class L common stock, and (3) options to purchase UGS Capital Corp. II preferred stock. In addition, the Company agreed to pay cash bonuses in amounts equal to the aggregate exercise price at the time and to the extent the stock options were exercised. The exercise price of the stock options issued under the Retention Incentive Plan was equal to the estimated fair value of the underlying common and preferred stock at the date of grant. Shares that were vested at the date of separation from EDS were accounted for as part of the purchase price allocation. In 2005, the Company amended the Retention Incentive Plan such that cash bonuses will be paid on fixed dates rather than at the time and to the extent the stock options are exercised. As a result, expenses related to cash bonuses are recognized as incurred with no charge reflected for stock-based compensation expense. In addition, the balance recorded in stockholder’s equity at the time of the plan amendment was reclassified from equity to a liability.
     There was no activity under the Retention Incentive Plan for the three months ended March 31, 2006. A summary of the stock options outstanding under the Retention Incentive Plan at March 31, 2006 is reflected below:

			Weighted-			Weighted-
	UGS Capital	Weighted-	Average	UGS Capital	Weighted-	Average
	Corp. Class L	Average	Remaining	Corp. II	Average	Remaining
	Common	Exercise	Contractual	Preferred	Exercise	Contractual
Fixed Options	Shares	Price	Term	Shares	Price	Term
Outstanding at March 31, 2006	12,712	$81	8.40	3,573	$100	8.40

Note 3: Property and Equipment
     Property and equipment is stated net of accumulated depreciation of $24.3 million at March 31, 2006 and $19.2 million at December 31, 2005. The following is a summary of depreciation expense (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Depreciation expense	$4,376	$3,026
Note 4: Goodwill
     The following summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2006 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2005	$536,734	$474,559	$382,179	$1,393,472
Tecnomatix purchase price allocation adjustments	(4,458)	(9,195)	(513)	(14,166)
Impact of foreign currency translation	—	11,734	—	11,734

Balance as of March 31, 2006	$532,276	$477,098	$381,666	$1,391,040

     The purchase price allocation adjustments for the acquisition of Tecnomatix are primarily comprised of acquisition related income tax matters.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 5: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of March 31, 2006, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		March 31, 2006
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$120,773	$18,350	$102,423
Acquired software	5.0	530,383	186,180	344,203
Customer accounts	10.0	242,273	45,692	196,581
Maintenance agreements	10.0	110,039	17,495	92,544
Noncompete agreements	2.0	11,460	8,557	2,903
Trademarks/tradenames	7.0	45,787	11,775	34,010

Total other intangible assets		$1,060,713	$288,049	$772,664

		December 31, 2005
	Weighted-	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$105,035	$10,743	$94,292
Acquired software	5.0	529,789	159,087	370,702
Customer accounts	10.0	242,273	39,209	203,064
Maintenance agreements	10.0	110,039	14,744	95,295
Noncompete agreements	2.0	11,460	7,136	4,324
Trademarks/tradenames	7.0	45,787	10,141	35,646

Total other intangible assets		$1,044,383	$241,060	$803,323

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Capitalized software	$7,636	$1,111
Acquired software	26,001	22,477
Acquired and other intangible assets	13,272	10,920

Total amortization expense	$46,909	$34,508

Amortization of certain acquired software allocated to operating expense	$1,044	$752

     Estimated amortization expense related to intangible assets at March 31, 2006, for the remainder of 2006 and for each of the years in the five year period ending December 31, 2011 and thereafter is: remainder of 2006—$141.5 million; 2007—$189.1 million; 2008—$178.9 million; 2009—$97.4 million; 2010—$44.3 million, 2011—$36.9 million and all remaining years—$84.6 million.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 6: Restructuring Activities
     The following table summarizes activity in the restructuring accruals for the three months ended March 31, 2006 (in thousands):

	Employee	Exit
	Separations	Costs	Total
Balance at December 31, 2005	$3,778	$13,324	$17,102
Cash payments	(390)	(2,193)	(2,583)
Reduction of accrual	(1,231)	—	(1,231)

Balance at March 31, 2006	$2,157	$11,131	$13,288

     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions affected individuals employed throughout the Company in selling, general and administrative, and research and development positions. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for workforce reductions and $6.3 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for 2005. At March 31, 2006, the balance of restructuring accruals related to Tecnomatix was $3.9 million.
     The remaining balance of the accrual at March 31, 2006 was $9.4 million and represents restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company added to the restructuring accrual in 2002 for activities associated with SDRC.
     The reduction of accrual during the three months ended March 31, 2006 for employee separations was for activities associated with Tecnomatix. This included fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the three months ended March 31, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.
Note 7: Debt
     Debt as of March 31, 2006 consists of the following (in thousands):

Note payable, due December 31, 2014 (1,613.5 million yen)	$13,751
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.00%	617,300

Total long-term debt	1,181,051
Less current portion	—

Total long-term debt, less current portion	$1,181,051

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     Debt as of December 31, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (913.6 million yen)	$7,746
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	654,300

Total long-term debt	1,212,046
Less current portion	—

Total long-term debt, less current portion	$1,212,046

Note Payable
     As part of the UGS PLM Solutions Inc. acquisition, EDS agreed to provide one of the Company’s Japanese subsidiaries with cash loans for any cash taxes incurred by that subsidiary in excess of what income taxes would have normally been incurred had certain Japanese subsidiaries constituted a single corporation. Generally, the loans will be made with respect to such Japanese tax payments due for fiscal periods ending on or before December 31, 2006. Interest on the note payable will be only payable for any amounts outstanding after December 31, 2009.
Debt Covenants
     The subordinated notes and the credit facility (secured term loan and revolving line of credit) contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations.
Note 8: Income Taxes
     The benefit for income taxes is summarized as follows (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Current	$7,637	$7,458
Deferred	(18,145)	(11,432)

Total	$(10,508)	$(3,974)

     Loss before income taxes includes the following components (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
U.S. loss	$(18,740)	$(21,950)
Non-U.S. (loss) income	(10,922)	9,807

Total	$(29,662)	$(12,143)

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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 9: Pension Benefits of Certain Foreign Subsidiaries
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
     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Service cost	$978	$686
Interest cost	297	212
Expected return on plan assets	(59)	(57)
Amortization of prior service cost	35	—
Amortization of net actuarial loss	12	15

Net periodic benefit cost	$1,263	$856

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

	Americas	Europe	Asia Pacific	Total
Revenue
Three months ended March 31, 2006
License	$31,136	$28,343	$20,031	$79,510
Maintenance	55,237	43,988	26,464	125,689
Services and other	34,931	26,982	6,682	68,595

Total revenue	$121,304	$99,313	$53,177	$273,794

Three months ended March 31, 2005
License	$25,278	$26,459	$21,382	$73,119
Maintenance	47,889	41,125	22,593	111,607
Services and other	35,994	25,212	6,633	67,839

Total revenue	$109,161	$92,796	$50,608	$252,565

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Americas	Europe	Asia Pacific	Total
Operating Income
Three months ended March 31, 2006	$55,295	$39,653	$30,234	$125,182

Three months ended March 31, 2005	$45,536	$38,409	$28,655	$112,600

	Americas	Europe	Asia Pacific	Total
Accounts Receivable
As of March 31, 2006	$92,332	$120,665	$41,065	$254,062

As of December 31, 2005	$86,726	$114,228	$50,809	$251,763
     A reconciliation of operating income for reportable segments to operating (loss) income is as follows (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Total operating income for reportable segments	$125,182	$112,600
Research and development	(51,225)	(35,981)
Restructuring	535	—
Amortization of capitalized and acquired software and other intangible assets	(45,865)	(33,756)
Corporate and unallocated costs	(34,076)	(29,019)

Operating (loss) income	$(5,449)	$13,844

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Total Revenue:
United States	$113,552	$103,189
Germany	34,958	28,132
Japan	30,943	30,137
All Other	94,341	91,107

Total	$273,794	$252,565

	March 31,	December 31,
	2006	2005
Net Property, Plant and Equipment:
United States	$22,060	$23,647
Germany	1,111	1,163
Japan	926	1,096
All Other	10,139	10,739

Total	$34,236	$36,645

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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Guarantees
     The Company adopted the initial recognition and measurement provisions of FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provisions of FIN No. 45 in the preparation of these financial statements. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its software license agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and will recognize any such losses under the guarantees and indemnifications when those losses are estimable. The Company incurred no significant losses related to such indemnifications or guarantees during the periods presented in the accompanying unaudited condensed consolidated Statements of Operations.
Other
     In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the petition, accounts receivable from this customer approximated $1.2 million, with virtually all relating to services and maintenance contracts. For the three months ended March 31, 2006, the Company recorded $0.4 million of bad debt expense upon an assessment of the collectibility of the receivable. In April 2006, the Company sold the receivable and received the remaining $0.8 million outstanding.
     During the 90 days prior to the bankruptcy filing, the Company received payments from this customer aggregating approximately $2.7 million, with a total of $2.6 million relating to services and maintenance contracts. Since the payments were made within 90 days of the bankruptcy filing, it is possible that the trustee or debtor in possession in the bankruptcy may seek to avoid the payment as a preference. In the event such a claim was brought, the Company would contest such claim vigorously, and the Company believes it is probable that it would prevail. However, given the uncertainties inherent in bankruptcy proceedings, there can be no assurance that the ultimate outcome would be in the Company’s favor. The Company currently does not believe that it will suffer losses associated with these payments as a result of the filing of this bankruptcy petition. The Company will assess its position on an ongoing basis as the bankruptcy proceeding progresses.
Note 12: Comprehensive Loss
     The following table presents the calculation of comprehensive loss (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Net loss	$(19,154)	$(8,169)
Currency translation adjustments, net of taxes	5,399	(6,222)
Change in fair value of derivative instruments, net of taxes	915	(1,197)

Comprehensive loss	$(12,840)	$(15,588)

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 13: Financial Statements of Guarantors
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended March 31, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$25,280	$404	$53,826	$—		$79,510
Maintenance	49,211	188	76,290	—		125,689
Services and other	32,520	49,376	35,928	(49,229	)(a)	68,595

Total revenue	107,011	49,968	166,044	(49,229)		273,794

Cost of revenue:
License	860	149	2,915	—		3,924
Maintenance	4,972	49	10,084	—		15,105
Services and other	25,375	—	79,702	(49,229	)(a)	55,848
Amortization of capitalized software and acquired intangible assets	17,301	14,010	5,735	—		37,046

Total cost of revenue	48,508	14,208	98,436	(49,229)		111,923

Gross profit	58,503	35,760	67,608	—		161,871

Operating expenses:
Selling, general and administrative	49,915	561	57,335	—		107,811
Research and development	51,225	—	—	—		51,225
Restructuring	—	—	(535)	—		(535)
Amortization of other intangibles assets	2,623	—	6,196	—		8,819

Total operating expenses	103,763	561	62,996	—		167,320

Operating (loss) income	(45,260)	35,199	4,612	—		(5,449)
Interest expense and amortization of deferred financing fees	(27,409)	12,754	(11,792)	—		(26,447)
Other (expense) income, net	(2,483)	5,296	(579)	—		2,234

(Loss) income before income taxes	(75,152)	53,249	(7,759)	—		(29,662)
(Benefit) provision for income taxes	(26,429)	18,637	(2,716)	—		(10,508)

Net (loss) income	$(48,723)	$34,612	$(5,043)	$—		$(19,154)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended March 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$23,801	$270	$49,048	$—		$73,119
Maintenance	44,111	137	67,359	—		111,607
Services and other	35,117	44,464	32,708	(44,450	)(a)	67,839

Total revenue	103,029	44,871	149,115	(44,450)		252,565

Cost of revenue:
License	2,249	102	2,105	—		4,456
Maintenance	4,879	30	8,454	—		13,363
Services and other	27,507	—	72,939	(44,450	)(a)	55,996
Amortization of capitalized software and acquired intangible assets	10,841	14,010	1,335	—		26,186

Total cost of revenue	45,476	14,142	84,833	(44,450)		100,001

Gross profit	57,553	30,729	64,282	—		152,564

Operating expenses:
Selling, general and administrative	47,419	658	47,092	—		95,169
Research and development	35,981	—	—	—		35,981
Amortization of other intangibles assets	2,622	—	4,948	—		7,570

Total operating expenses	86,022	658	52,040	—		138,720

Operating (loss) income	(28,469)	30,071	12,242	—		13,844
Interest expense and amortization of deferred financing fees	(22,013)	16,581	(15,731)	—		(21,163)
Other (expense) income, net	(2,025)	(3,322)	523	—		(4,824)

(Loss) income before income taxes	(52,507)	43,330	(2,966)	—		(12,143)
(Benefit) provision for income taxes	(18,101)	15,165	(1,038)	—		(3,974)

Net (loss) income	$(34,406)	$28,165	$(1,928)	$—		$(8,169)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	March 31, 2006
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(1,553)	$341	$62,494	$—		$61,282
Accounts receivable, net	80,680	564	172,818	—		254,062
Prepaids and other	10,955	—	9,446	—		20,401
Deferred income taxes	21,846	—	—	—		21,846

Total current assets	111,928	905	244,758	—		357,591

Property and equipment, net	21,246	—	12,990	—		34,236
Goodwill	324,151	542,785	524,104	—		1,391,040
Capitalized and acquired software, net	206,374	176,682	63,570	—		446,626
Customer accounts, net	74,516	—	122,065	—		196,581
Other intangible assets, net	44,389	—	85,068	—		129,457
Intercompany balances	—	663,056	—	(663,056	)(b)	—
Other assets	811,475	—	14,924	(788,253	)(a)	38,146

Total assets	$1,594,079	$1,383,428	$1,067,479	$(1,451,309)		$2,593,677

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$66,888	$2,003	$92,066	$—		$160,957
Deferred revenue	75,695	427	94,686	—		170,808
Income taxes payable	—	—	864	—		864
Intercompany balances	307,399	—	355,657	(663,056	)(b)	—

Total current liabilities	449,982	2,430	543,273	(663,056)		332,629

Other long-term liabilities	—	8,404	43,241	—		51,645
Deferred income taxes	2,093	61,839	54,599	—		118,531
Long-term debt	1,167,300	—	13,751	—		1,181,051

Total stockholder’s equity	(25,296)	1,310,755	412,615	(788,253	) (a)	909,821

Total liabilities and stockholder’s equity	$1,594,079	$1,383,428	$1,067,479	$(1,451,309)		$2,593,677

(a)	– Elimination of investment in guarantor subsidiary.

(b)	– Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2005
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(4,266)	$962	$64,836	$—		$61,532
Accounts receivable, net	73,305	1,654	176,804	—		251,763
Prepaids and other	10,111	—	8,511	—		18,622
Deferred income taxes	26,471	—	—	—		26,471

Total current assets	105,621	2,616	250,151	—		358,388

Property and equipment, net	22,721	—	13,924	—		36,645
Goodwill	324,151	542,785	526,536	—		1,393,472
Capitalized and acquired software, net	206,926	190,691	67,377	—		464,994
Customer accounts, net	76,801	—	126,263	—		203,064
Other intangible assets, net	46,327	—	88,938	—		135,265
Intercompany balances	—	614,587	—	(614,587	)(b)	—
Other assets	812,857	—	15,019	(788,253	)(a)	39,623

Total assets	$1,595,404	$1,350,679	$1,088,208	$(1,402,840)		$2,631,451

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$56,304	$1,566	$102,106	$—		$159,976
Deferred revenue	59,210	699	73,118	—		133,027
Income taxes payable	—	—	3,528	—		3,528
Intercompany balances	248,246	—	366,341	(614,587	)(b)	—

Total current liabilities	363,760	2,265	545,093	(614,587)		296,531

Other long-term liabilities	—	6,270	42,241	—		48,511
Deferred income taxes	9,689	66,743	75,608	—		152,040
Long-term debt	1,204,300	—	7,746	—		1,212,046

Total stockholder’s equity	17,655	1,275,401	417,520	(788,253	)(a)	922,323

Total liabilities and stockholder’s equity	$1,595,404	$1,350,679	$1,088,208	$(1,402,840)		$2,631,451

(a)	– Elimination of investment in guarantor subsidiary.

(b)	– Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2006
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(48,723)	$34,612	$(5,043)	$(19,154)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(9,065)	(4,904)	(4,176)	(18,145)
Depreciation and amortization	23,281	14,009	13,995	51,285
Amortization of deferred financing fees	1,382	—	—	1,382
Stock-based compensation	112	—	6	118
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(5,932)	(5,932)
Unrealized loss on foreign currency revaluation of derivative instruments	—	2,818	—	2,818
Other	819	(8)	262	1,073
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,490)	1,098	8,642	2,250
Prepaids and other	(845)	—	(505)	(1,350)
Accounts payable and accrued liabilities	10,531	437	(11,378)	(410)
Deferred revenue	16,449	(272)	19,724	35,901
Income taxes payable	—	—	(3,567)	(3,567)
Other long-term liabilities	—	21	1,000	1,021

Total adjustments	35,174	13,199	18,071	66,444

Net cash (used in) provided by operating activities	(13,549)	47,811	13,028	47,291

Cash flows from investing activities
Payments for purchases of property and equipment	(1,012)	—	(649)	(1,661)
Capitalized software costs	(15,346)	—	(119)	(15,465)
Other	(618)	—	27	(591)

Net cash used in investing activities	(16,976)	—	(741)	(17,717)

Cash flows from financing activities
Intercompany borrowings (payments)	63,956	(48,432)	(15,524)	—
Proceeds from notes payable	—	—	5,951	5,951
Payments on bank notes and bonds	(37,000)	—	—	(37,000)
Intercompany Dividends	6,062	—	(6,062)	—
Capital contributed by parent (stock options exercised)	220	—	—	220

Net cash provided by (used in) financing activities	33,238	(48,432)	(15,635)	(30,829)

Effect of exchange rates on cash and cash equivalents	—	—	1,006	1,006

Net increase (decrease) in cash and cash equivalents	2,713	(621)	(2,342)	(250)
Cash and cash equivalents at beginning of period	(4,266)	962	64,836	61,532

Cash and cash equivalents at end of period	$(1,553)	$341	$62,494	$61,282

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Three months ended March 31, 2005
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(34,406)	$28,165	$(1,928)	$(8,169)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(4,324)	(4,904)	(2,204)	(11,432)
Depreciation and amortization	16,192	14,010	7,332	37,534
Amortization of deferred financing fees	1,452	—	—	1,452
Stock-based compensation	222	—	—	222
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	11,000	11,000
Unrealized gain on foreign currency revaluation of derivative instruments	—	(7,606)	—	(7,606)
Other	60	133	547	740
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,656)	1,481	(6,441)	(10,616)
Prepaids and other	(234)	220	1,149	1,135
Accounts payable and accrued liabilities	(2,700)	2,766	(14,635)	(14,569)
Deferred revenue	13,502	(412)	21,427	34,517
Income taxes payable	—	—	(337)	(337)
Other long-term liabilities	—	—	(1,092)	(1,092)

Total adjustments	18,514	5,688	16,746	40,948

Net cash (used in) provided by operating activities	(15,892)	33,853	14,818	32,779

Cash flows from investing activities
Cash received from prior parent for acquisition related tax matters	10,964	—	—	10,964
Purchases of property and equipment	(1,460)	—	(568)	(2,028)
Capitalized software costs	(17,389)	—	—	(17,389)
Other	(673)	—	1,615	942

Net cash (used in) provided by investing activities	(8,558)	—	1,047	(7,511)

Cash flows from financing activities
Borrowings (payments) under intercompany credit agreement, net	52,314	(33,364)	(18,950)	—
Proceeds from revolver credit line	29,300	—	—	29,300
Payments on revolver credit line	(35,300)	—	—	(35,300)
Proceeds from notes payable	—	—	6,439	6,439
Proceeds from bank notes and bonds	2,500	—	—	2,500
Capital contributed by parent (stock options exercised)	229	—	—	229

Net cash provided by (used in) financing activities	49,043	(33,364)	(12,511)	3,168

Effect of exchange rates on cash and cash equivalents	—	—	(806)	(806)

Net increase in cash and cash equivalents	24,593	489	2,548	27,630
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$22,642	$740	$62,648	$86,030

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this Quarterly Report on Form 10-Q that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a failure of the PLM market to develop, loss or downsizing of key customers, highly competitive industry, inability to deliver new and innovative PLM software products and services, substantial, prolonged economic downturn in the markets, disruptions in international markets, future terrorist attacks, ability to complete or integrate future acquisitions, changes in pricing models for PLM software products, intellectual property rights protection and infringement claims, high level of indebtedness, and complexity of assessing adequacy of our provision for income taxes.. These risks are described in our Annual Report on Form 10-K (File No. 333-123664) under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Revenue
     We earn revenue from three primary sources: license, maintenance and services. For the three months ended March 31, 2006, license accounted for 29.0% of total revenue, maintenance accounted for 45.9% and services and other accounted for 25.1%. License revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. License sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the license sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by license sales and includes technical services such as training and installation to facilitate the efficient implementation and usage of our licenses.
     For the three months ended March 31, 2006, approximately 58.8% of our total revenue was generated from CAx applications, while the remaining 41.2% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.

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
     We also offer products through third-party distributors and value-added resellers. Our indirect sales channel consists of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, South Africa, Japan and South Korea. Solid Edge is primarily marketed and licensed through our indirect sales channels and is part of our mid-market CAx offering.
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

	Three months
	ended
	March 31, 2006	March 31, 2005
Research and development costs	$51,225	$35,981
Capitalized software costs	15,465	17,389

Total Research and Development Costs	$66,690	$53,370

Factors Affecting our Results of Operations
     In making comparisons of our financial performance for the periods presented, it is important to be aware of the following factors that have impacted our stated financial results:
Impact of Acquisitions
     The purchase prices of UGS PLM Solutions Inc. and Tecnomatix were allocated based on fair value of the specific tangible and intangible assets and liabilities at the time of the acquisition pursuant to a valuation. The excess of the total purchase price over the value of our assets and liabilities at closing was allocated to goodwill, which is subject to annual impairment testing. The purchase accounting adjustments that had a material impact on our financial position and results of operations include:
Deferred Revenue
     Purchase accounting adjustments were recorded to reflect the deferred revenue balance at its fair value. These adjustments have the effect of reducing revenue in periods subsequent to the acquisitions, which result in corresponding reductions in gross profit, operating income and income before income taxes. For the three months ended March 31, 2006, the deferred revenue adjustment related to the acquisition of Tecnomatix resulted in lower total revenue of $0.1 million. For the three months ended March 31, 2005, the deferred revenue adjustment related to the acquisition of UGS PLM Solutions Inc. resulted in lower total revenue of $4.6 million.
Amortization of Acquired Intangible Assets
     With the acquisition of Tecnomatix in April 2005, $121.4 million was allocated to intangible assets pursuant to a valuation. This has resulted in higher expense in cost of revenue for the amortization of capitalized and acquired software and maintenance agreements and in operating expenses for the amortization of all other intangible assets. The annual amortization is approximately $17.0 million.
Acquisition Related Interest Expense
     For the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. This resulted in higher interest expense in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.
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
     The tax benefits for the reporting period ended March 31, 2006 were determined on the year-to-date method. The Company assessed its forecasted annual tax position for 2006 in relation to income (loss) before tax and determined that a reliable estimate of the annualized effective tax rate (“ETR”) cannot be made at this time.
     Our operations were included in EDS’ consolidated income tax returns in certain countries through May 26, 2004. While we were in EDS’ consolidated income tax return, current and deferred taxes were calculated as if taxes were computed on the “separate return” method. Tax attributes allocated to the Company upon our departure from the EDS consolidated group will be made in accordance with the appropriate provisions of the Internal Revenue Code. Certain of our tax attributes, such as net operating loss and tax credit carryforwards, may be impacted by tax authority audits of EDS. Such tax attributes as presented in our financial statements represent management’s estimate based on information available at the time of the financial statements.

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
Geographic Segment Revenue
     The following table compares our segment revenue for the periods presented (in thousands):

	Three months
	ended			Percentage
	March 31, 2006	March 31, 2005	Increase	Increase
Americas	$121,304	$109,161	$12,143	11.1%
Europe	99,313	92,796	6,517	7.0%
Asia Pacific	53,177	50,608	2,569	5.1%

Total revenue	$273,794	$252,565	$21,229	8.4%

     The Americas is our largest segment representing 44.3% of total segment revenue for the three months ended March 31, 2006 and 43.2% for the three months ended March 31, 2005. Total revenue for the three months ended March 31, 2006 includes $7.6 million from the addition of Tecnomatix operations. Total revenue also includes increased maintenance revenue of $7.3 million, which was due, in part, to renewals on the existing customer base.
     Europe is our second largest segment representing 36.3% of total segment revenue for the three months ended March 31, 2006 and 36.8% of total segment revenue for the three months ended March 31, 2005. Total revenue for the three months ended March 31, 2006 includes $7.1 million from the addition of Tecnomatix operations. However, total revenue for the three months ended March 31, 2006 was negatively impacted by approximately $11.0 million by the decline of the Euro compared to the U.S. Dollar.
     Asia Pacific is our third largest segment representing 19.4% of total segment revenue for the three months ended March 31, 2006 and 20.0% for the three months ended March 31, 2005. Total revenue for the three months ended March 31, 2006 includes $4.0 million from the addition of Tecnomatix operations. This increase was largely offset by decreases in license and services revenue across the region.

Geographic Segment Operating Income
     The following table compares our operating income for reportable segments for the periods presented (in thousands):

	Three months
	ended			Percentage
	March 31, 2006	March 31, 2005	Increase	Increase
Americas	$55,295	$45,536	$9,759	21.4%
Europe	39,653	38,409	1,244	3.2%
Asia Pacific	30,234	28,655	1,579	5.5%

Total revenue	$125,182	$112,600	$12,582	11.2%

     The Americas represented 44.2% of total segment operating income for the three months ended March 31, 2006 and 40.4% for the three months ended March 31, 2005. The increase in total operating income was primarily driven by the higher revenue discussed above. For the three months ended March 31, 2006, the Americas operating margin increased to 45.6% from 41.7% due to an increase of only $0.5 million in cost of revenue and an increase of $12.1 million in revenue. Operating income for the three months ended March 31, 2005 in the Americas includes a reduction of revenue of $2.1 million resulting from purchase accounting.
     Europe represented 31.7% of total segment operating income for the three months ended March 31, 2006 and 34.1% for the three months ended March 31, 2005. The increase in total operating income is primarily attributable to the addition of Tecnomatix operations. For the three months ended March 31, 2006, operating margins in Europe decreased to 40.0% from 41.1% for the three months ended March 31, 2005. The margin decrease was primarily attributable to an increase in cost of services and selling expenses related to the addition of Tecnomatix operations and to additional headcount. Operating income for the three months ended March 31, 2005 in Europe includes a reduction of revenue of $1.6 million resulting from purchase accounting.
     Asia Pacific represented 24.1% of total segment operating income for the three months ended March 31, 2006 and 25.5% for the three months ended March 31, 2005. The increase in total operating income is attributable, in part, to the addition of Tecnomatix operations. For the three months ended March 31, 2006, operating margins in Asia Pacific increased slightly to 56.9% from 56.6% for the three months ended March 31, 2005. The margin increase was primarily attributable to comparable selling expenses and an increase in revenue. Operating income for the three months ended March 31, 2005 in Asia Pacific includes a reduction of revenue of $0.9 million resulting from purchase accounting.
     A reconciliation of operating income for reportable segments to operating (loss) income is as follows (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Total operating income for reportable segments	$125,182	$112,600
Research and development	(51,225)	(35,981)
Restructuring	535	—
Amortization of capitalized and acquired software and other intangible assets	(45,865)	(33,756)
Corporate and unallocated costs	(34,076)	(29,019)

Operating (loss) income	$(5,449)	$13,844

Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net loss and other information for the periods indicated (in thousands):

	Three months ended
	March 31, 2006		March 31, 2005
	(percentage of total revenue)		(percentage of total revenue)
Revenue:
License	$79,510	29.0%	$73,119	29.0%
Maintenance	125,689	45.9%	111,607	44.2%
Services and other (a)	68,595	25.1%	67,839	26.8%

Total revenue	273,794	100.0%	252,565	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	111,923	40.9%	100,001	39.6%

Gross profit	161,871	59.1%	152,564	60.4%

Operating expenses:
Selling, general and administrative	107,811	39.4%	95,169	37.7%
Research and development	51,225	18.7%	35,981	14.2%
Restructuring	(535)	-0.2%	—	0.0%
Amortization of other intangible assets	8,819	3.2%	7,570	3.0%

Total operating expenses	167,320	61.1%	138,720	54.9%

Operating (loss) income	(5,449)	-2.0%	13,844	5.5%
Interest expense and amortization of deferred financing fees	(26,447)	-9.7%	(21,163)	-8.4%
Other income (expense), net	2,234	0.8%	(4,824)	-1.9%

Loss before taxes	(29,662)	-10.8%	(12,143)	-4.8%
Benefit for income taxes	(10,508)	-3.8%	(3,974)	-1.6%

Net loss	$(19,154)	-7.0%	$(8,169)	-3.2%

(a)	Other revenue consists primarily of hardware sales.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Total Revenue
     The following table compares revenues for the three months ended March 31, 2006 to the three months ended March 31, 2005 (in thousands):

	Three months
	ended			Percentage
	March 31, 2006	March 31, 2005	Increase	Increase
License	$79,510	$73,119	$6,391	8.7%
Maintenance	125,689	111,607	14,082	12.6%
Services and other	68,595	67,839	756	1.1%

Total revenue	$273,794	$252,565	$21,229	8.4%

     For the three months ended March 31, 2006 revenue increased for all components compared to the same period in 2005. Tecnomatix results were included beginning April 1, 2005, which resulted in additional revenue of $18.7 million. Also, total revenue reflects a greater increase because of the lower revenue for the three months ended March 31, 2005 of $4.6 million due to the purchase accounting adjustment for deferred revenue. These items were partially offset by the negative impact of exchange rates in our Europe segment of approximately $11.0 million for the three months ended March 31, 2006 as a result of the decline of the Euro compared to the U.S. Dollar.
•	License. License revenue in the 2006 period benefited from the inclusion of Tecnomatix, which contributed revenue of $7.0 million. License revenue accounted for 29.0% of total revenue for both periods.

•	Maintenance. Tecnomatix contributed maintenance revenue of $7.3 million in the 2006 period. Maintenance revenue also benefited from renewals on the existing customer base. Also, maintenance revenue reflects a greater increase because of the purchase accounting adjustment described above. Maintenance revenue accounted for 45.9% of total revenue for the three months ended March 31, 2006 and 44.2% of total revenue for the three months ended March 31, 2005.

•	Services and other. Services revenue benefited from the addition of Tecnomatix, which contributed revenue of $4.4 million. This increase was primarily offset by a decrease in services revenue in the Americas automotive sector. Services and other revenue accounted for 25.1% of total revenue for the three months ended March 31, 2006 and 26.8% of total revenue for the three months ended March 31, 2005. In addition to the decrease of service revenues in the Americas described above, the decrease in services revenue as a percent of total revenue was also due to the incorporation of Tecnomatix operations, which added a higher proportion of maintenance and license revenue than services revenue.
Gross Profit
     For the three months ended March 31, 2006, gross profit increased $9.3 million, or 6.1%, to $161.9 million from $152.6 million for the three months ended March 31, 2005. The increase was primarily due to the increase in revenue described above. The increase was also due, in part, to lower cost of license revenue as royalty payments decreased. Also, gross profit reflects a greater increase because of the lower gross profit for the three months ended March 31, 2005 of $4.6 million due to the purchase accounting adjustment for deferred revenue. Gross margin for the three months ended March 31, 2006 was 59.1% compared to 60.4% for the three months ended March 31, 2005. The decrease in gross margin is attributable to an increase in amortization of capitalized software and acquired intangible assets.

Operating Expenses
Selling, General and Administrative
     For the three months ended March 31, 2006, selling, general and administrative expenses increased $12.6 million, or 13.2%, to $107.8 million from $95.2 million for the three months ended March 31, 2005. The increase reflects the inclusion of selling, general and administrative expenses from Tecnomatix of approximately $8.0 million. The increase was also due, in part, to the costs of additional headcount in our sales organization. As a percentage of total revenue, selling, general and administrative expenses increased to 39.4% for the three months ended March 31, 2006 from 37.7% for the three months ended March 31, 2005.
Research and Development
     For the three months ended March 31, 2006, research and development expenses increased $15.2 million, or 42.2%, to $51.2 million from $36.0 million for the three months ended March 31, 2005. The addition of Tecnomatix resulted in expenses of approximately $6.0 million. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended March 31, 2006, cash outflows for capitalized software costs decreased $1.9 million, or 10.9%, to $15.5 million from $17.4 million for the three months ended March 31, 2005.
     For the three months ended March 31, 2006, Total Research and Development Expenses, as previously defined, increased $13.3 million, or 24.9%, to $66.7 million from $53.4 million for the three months ended March 31, 2005. This increase was primarily due to continued investments in the Teamcenter and Digital Validation product lines globally and the addition of Tecnomatix described above. For the three months ended March 31, 2006, Total Research and Development Costs as a percent of revenue increased to 24.4% from 21.1% for the three months ended March 31, 2005.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the organization. These activities provided for workforce reductions of approximately 140 people across all geographical segments totaling $8.1 million, with approximately $1.8 million recorded as a restructuring expense in 2005. For the three months ended March 31, 2006, the restructuring provision was reduced by $1.2 million due to fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the three months ended March 31, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.
Amortization of Other Intangible Assets
     For the three months ended March 31, 2006, amortization of other intangible assets increased $1.2 million, or 15.8%, to $8.8 million from $7.6 million for the three months ended March 31, 2005. The increase in amortization is directly related to the intangibles associated with the acquisition of Tecnomatix.
Operating (Loss) Income
     For the three months ended March 31, 2006, operating (loss) income decreased $19.3 million, to a operating loss of $5.5 million from operating income of $13.8 million for the three months ended March 31, 2005. Operating income was lower primarily due to an increase in selling, general, and administrative expenses and research and development expenses described above.

Interest Expense and Amortization of Deferred Financing Fees
     For the three months ended March 31, 2006, interest expense and amortization of deferred financing fees increased $5.2 million to $26.4 million from $21.2 million for the three months ended March 31, 2005. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of Tecnomatix and an increase in the interest rate on the $617.3 million term loan facility.
Benefit for Income Taxes
     For the three months ended March 31, 2006, the benefit for income taxes increased $6.5 million, or 164.4%, to a benefit of $10.5 million from a benefit of $4.0 million for the three months ended March 31, 2005. The change is primarily due to an increase in the loss before taxes from $12.1 million for the three months ended March 31, 2005 to a loss of $29.7 million for the three months ended March 31, 2006. The effective tax rate changed from a benefit of 32.7% for the three months ended March 31, 2005 to a benefit of 35.4% for the three months ended March 31, 2006. The change was primarily the result of enhanced extraterritorial income exclusion benefits.
Liquidity and Capital Resources
Non-GAAP Measures
     EBITDA is presented solely as a supplemental disclosure with respect to liquidity because we believe it provides a key indicator of our ability to met our financial obligations. Further, we have included information concerning EBITDA because we use such information in determining compensation of our management and in our review of the performance of our business. EBITDA as presented herein is not necessarily comparable to similarly titled measures. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under generally accepted accounting principles, or GAAP. EBITDA does not represent net income, as that term is defined under GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, EBITDA is not intended to be a measure of free cash flow available for management or discretionary use as such measures do not consider certain cash requirements such as capital expenditures (including capitalized software expense), tax payments and debt service requirements. The following is a reconciliation of our EBITDA to net cash provided by operating activities and net income (loss), the GAAP measures we believe to be most directly comparable to EBITDA (in thousands):

	Three months
	ended
	March 31, 2006	March 31, 2005
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$48,070	$46,554
Benefit for deferred income taxes	(18,145)	(11,432)
Amortization of deferred financing fees	1,382	1,452
Stock-based compensation	118	222
Other	1,073	740
Unrealized loss (gain) on revaluation of foreign denominated assets and liabilities	(5,932)	11,000
Unrealized (gain) loss on foreign currency revaluation of derivative instruments	2,818	(7,606)
Changes in operating assets and liabilities	33,845	9,038
Interest expense	(26,447)	(21,163)
Benefit for income taxes	10,508	3,974

Net cash provided by operating activities	$47,290	$32,779

Reconciliation of EBITDA to net loss:
EBITDA	$48,070	$46,554
Interest expense	(26,447)	(21,163)
Benefit for income taxes	10,508	3,974
Depreciation and amortization	(51,285)	(37,534)

Net loss	$(19,154)	$(8,169)

Debt and Commitments
     Our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of March 31, 2006, we had approximately $109.4 million of borrowing availability under our revolving loan facility, which takes into consideration approximately $0.6 million of letters of credit outstanding on that date, and $15.0 million of overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.
     Our debt structure consists of $550.0 million aggregate principal amount of our senior subordinated notes and our senior secured credit facility, consisting of (i) a $617.3 million term loan facility with a maturity on March 31, 2012, and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010.
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
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the three months ended March 31, 2006, we permanently repaid $37.0 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment through 2011. Subject to certain exceptions as defined in our senior secured credit facility, we are required to make mandatory prepayments of the term loans with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. Beginning in 2007, we may be required to make mandatory prepayments from our excess cash flow as defined in our credit agreement. The obligations under our senior secured credit facility are guaranteed by UGS Holdings Inc., UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.

     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of March 31, 2006.
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
Capital Expenditures
     Capital expenditures including capitalized software decreased to $17.1 million for the three months ended March 31, 2006 from $19.4 million for the three months ended March 31, 2005. The decrease is primarily due to development activity resources, from completed projects, being shifted into projects for which technological feasibility has not yet been established. We expect to spend approximately $86.0 million in capital expenditures in fiscal 2006.
Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. For the three months ended March 31, 2006 cash flows from operating activities increased by $14.5 million primarily due to the effect of foreign exchange and a $16.8 million decrease in accounts payable for the three months ended March 31, 2005 related to timing of payments.
     For the three months ended March 31, 2006, cash used in investing activities increased $10.2 million. Although capital expenditures decreased compared to the prior period, this decrease was offset by cash received for the three months ended March 31, 2005 from EDS for the settlement of certain tax matters related to the acquisition of UGS PLM Solutions Inc. which was not received for the three months ended March 31, 2006.
     The change in cash flows from financing activities compared to the prior period is primarily related to the impact of our payment of $37.0 million of term loan borrowings.
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
     A portion of our revenue is exposed to changes in foreign exchange rates. From time to time, we employ derivative instruments to hedge this risk. We enter into forward contracts to hedge the foreign currency exposure associated with forecasted revenue of foreign subsidiaries denominated in the following currencies: Euros, British pounds, Swedish kroners, and Swiss francs. The total forward contract commitment at March 31, 2006 was $73.6 million, with the last forward contract expiring on September 28, 2007.
     The foreign currency forward contracts are designated as a cash flow hedge and are expected both at inception and on an ongoing basis to be ‘‘highly effective’’ in achieving offsetting changes in cash flows, as defined by SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The forward contracts are measured at fair value each reporting period with gains or (losses) deferred in other comprehensive income, until the underlying transaction impacts earnings. Any ineffectiveness of the hedge is recognized immediately into earnings. There was no significant ineffectiveness as of March 31, 2006.
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of March 31, 2006, the following contracts were outstanding:

				USD
		Interest	Notional	Exchange
	Expiration	Rate	Value	Rate to € 1
			(in millions)
Pay fixed	December 15, 2014	9.0%	€45.9	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€42.7	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the three months ended March 31, 2006, there was no hedge ineffectiveness recorded in the statement of operations.
Interest Rate Risk
     We are subject to interest rate risk for the variable interest rates on our $617.3 million secured term loan and our $125.0 million revolving credit facility. Assuming the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt would result in a $1.9 million change in annual interest expense.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 15th day of May, 2006.

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