Form 10-Q
period 2006-06-30
UGS Corp.
filed 2006-08-14
CIK 1321033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filed ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On July 31, 2006, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three months
	ended
	June 30, 2006	June 30, 2005
Revenue:
License	$86,017	$81,777
Maintenance	135,142	128,301
Services and other	75,500	74,932

Total revenue	296,659	285,010

Cost of revenue:
License	2,175	5,944
Maintenance	15,695	14,495
Services and other	57,167	66,701
Amortization of capitalized software and acquired intangible assets	37,713	31,038

Total cost of revenue	112,750	118,178

Gross profit	183,909	166,832

Operating expenses:
Selling, general and administrative	117,850	110,410
Research and development	47,388	38,659
In-process research and development	—	4,100
Restructuring	—	1,774
Amortization of other intangible assets	8,547	8,739

Total operating expenses	173,785	163,682

Operating income	10,124	3,150
Interest expense and amortization of deferred financing fees	(26,520)	(25,216)
Other income (expense), net	7,703	(8,583)

Loss before income taxes	(8,693)	(30,649)
Benefit for income taxes	(2,274)	(8,625)

Net loss	$(6,419)	$(22,024)

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Six months
	ended
	June 30, 2006	June 30, 2005
Revenue:
License	$165,527	$154,896
Maintenance	260,831	239,908
Services and other	144,095	142,771

Total revenue	570,453	537,575

Cost of revenue:
License	6,099	10,400
Maintenance	30,800	27,858
Services and other	113,015	122,697
Amortization of capitalized software and acquired intangible assets	74,759	57,224

Total cost of revenue	224,673	218,179

Gross profit	345,780	319,396

Operating expenses:
Selling, general and administrative	225,661	205,579
Research and development	98,613	74,640
In-process research and development	—	4,100
Restructuring	(535)	1,774
Amortization of other intangible assets	17,366	16,309

Total operating expenses	341,105	302,402

Operating income	4,675	16,994
Interest expense and amortization of deferred financing fees	(52,967)	(46,379)
Other income (expense), net	9,937	(13,407)

Loss before income taxes	(38,355)	(42,792)
Benefit for income taxes	(12,782)	(12,599)

Net loss	$(25,573)	$(30,193)

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
Assets:
Current assets
Cash and cash equivalents	$61,472	$61,532
Accounts receivable, net	258,645	251,763
Prepaids and other	29,206	22,389
Deferred income taxes	17,351	26,471

Total current assets	366,674	362,155

Property and equipment, net	32,031	36,645
Goodwill	1,416,422	1,393,472
Capitalized and acquired software, net	434,919	464,994
Customer accounts, net	190,095	203,064
Other intangible assets, net	124,032	135,265
Other assets	36,910	39,623

Total assets	$2,601,083	$2,635,218

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$146,489	$159,976
Deferred revenue	173,827	133,027
Income taxes payable	9,245	11,895
Current portion of long-term debt	6,500	—

Total current liabilities	336,061	304,898

Other long-term liabilities	63,770	48,511
Deferred income taxes	107,706	147,440
Long-term debt	1,180,970	1,212,046

Stockholder’s equity
Common stock, $ .01 par value, 3,000 shares authorized; 100 issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,011,626	1,005,991
Retained deficit	(88,775)	(63,202)
Accumulated other comprehensive loss, net of tax	(10,275)	(20,466)

Total stockholder’s equity	912,576	922,323

Total liabilities and stockholder’s equity	$2,601,083	$2,635,218

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months
	ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities
Net loss	$(25,573)	$(30,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Benefit for deferred income taxes	(17,282)	(25,740)
Depreciation and amortization	102,726	81,403
Amortization of deferred financing fees	2,765	2,842
In-process research and development	—	4,100
Stock-based compensation	252	154
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	(16,935)	23,486
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	7,078	(16,965)
Other	3,663	2,239
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,874	4,385
Prepaids and other	(6,058)	(1,405)
Accounts payable and accrued liabilities	(21,740)	(10,894)
Deferred revenue	33,952	46,982
Income taxes payable	(7,217)	54
Other long-term liabilities	2,509	(164)

Total adjustments	86,587	110,477

Net cash provided by operating activities	61,014	80,284

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(218,392)
Acquired software	(4,000)	—
Cash received from prior parent for acquisition related tax matters	—	14,871
Payments for purchases of property and equipment	(4,560)	(5,804)
Capitalized software costs	(34,155)	(39,445)
Proceeds from sale of marketable securities	—	23,194
Other	(368)	(62)

Net cash used in investing activities	(43,083)	(225,638)

Cash flows from financing activities
Proceeds from revolver credit line	78,800	81,351
Payments on revolver credit line	(72,300)	(87,351)
Proceeds from note payable	5,951	6,802
Payments on notes payable	(345)	(2,773)
Proceeds from bank notes and bonds, net	—	234,094
Payments on bank notes and bonds	(37,000)	(69,351)
Capital contributed by parent (stock options exercised)	553	508
Capital contributed by parent (compensatory payment)	3,819	—

Net cash (used in) provided by financing activities	(20,522)	163,280

Effect of exchange rates on cash and cash equivalents	2,531	(3,252)

Net (decrease) increase in cash and cash equivalents	(60)	14,674
Cash and cash equivalents at beginning of period	61,532	58,400

Cash and cash equivalents at end of period	$61,472	$73,074

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
Note 2: Stock-Based Compensation
     Effective January 1, 2006 the Company adopted the provisions of “Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” and its related interpretations. Previously, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounted for its stock option and retention incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and recorded no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. The Company is considered a non-public entity as defined by both SFAS No. 123 and SFAS No. 123(R), and used the minimum value method of measuring equity share options for pro forma disclosure purposes under SFAS No. 123. Accordingly, the Company is required to apply the provisions of SFAS No. 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company has continued to account for any portion of awards outstanding at December 31, 2005 using the provisions of APB Opinion No. 25 as previously permitted under SFAS No. 123. In addition, the Company has discontinued pro forma disclosures previously required by SFAS No. 123 for equity share options accounted for using the intrinsic value method of APB Opinion No. 25.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     For stock options granted or modified after January 1, 2006, the Company recognizes compensation cost associated with its stock-based awards to employees in accordance with SFAS No. 123(R). The Company records stock-based compensation over the requisite service period, or vesting period, at the grant date fair value determined using the Black-Scholes option pricing model. This model requires subjective assumptions, including expected stock price volatility, and expected term, which affects the calculated fair value on the grant date. Expected volatility is based upon equal weighting of both historical volatilities of stock prices and implied volatilities of traded options of comparable companies. Expected term is the average of the contractual term and vesting period of the options.
     The following table summarizes the weighted average assumptions used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Expected term (in years)	7.5	7.5
Dividend yields	0%	0%
Expected volatility	44.68%	43.25%
Risk-free interest rate	5.10%	4.62%
Expected forfeiture rate	6.00%	6.00%
     During the three months ended June 30, 2006, the aggregate grant-date fair value of options granted was $0.5 million, or $4.08 per share with approximately $57,000 of expense recognized in the statement of operations. The remaining unvested compensation cost will be recognized ratably over approximately five years.
     During the six months ended June 30, 2006, the aggregate grant-date fair value of options granted was $1.6 million, or $4.08 per share, with approximately $98,000 of expense recognized in the statement of operations. The remaining unvested compensation cost will be recognized ratably over approximately five years.
     During the three months ended March 31, 2005, the Company granted stock options with exercise prices below the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which is being recognized as compensation expense over the five-year vesting period. For the six months ended June 30, 2006 and 2005, stock-based compensation expense recorded by the Company for these awards was $0.2 million.
Stock Option Plan
     A summary of the stock option activity for UGS Capital Corp. Class A Common Shares under the 2004 Incentive Plan for the six months ended June 30, 2006 is reflected below:

			Weighted-
		Weighted-	Average
	UGS Capital Corp.	Average	Remaining	Aggregate
	Class A Common	Exercise	Contractual	Intrinsic
Fixed Options	Shares	Price	Term	Value
Outstanding at December 31, 2005	10,273,200	$1.98
Granted	409,000	7.56
Exercised	(335,300)	1.00
Forfeited	(202,683)	1.00

Outstanding at June 30, 2006	10,144,217	$2.25	8.36	$51,228,296

Exercisable at June 30, 2006	3,075,350	$1.29	8.16	$18,482,854

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Retention Incentive Plan
     In June 2006, UGS Capital Corp. II offered to repurchase all the outstanding preferred shares with proceeds from the issuance of floating rate senior PIK notes. As of June 30, 2006 not all the preferred shares had been redeemed. A summary of the stock option activity for UGS Capital Corp. II preferred shares for the six months ended June 30, 2006 is reflected below:

			Weighted-
		Weighted-	Average
	UGS Capital Corp. II	Average	Remaining
	Preferred	Exercise	Contractual
Fixed Options	Shares	Price	Term
Outstanding at December 31, 2005	3,573	$100.00
Exercised	(1,896)	100.00

Outstanding at June 30, 2006	1,677	$100.00	7.91

Exercisable at June 30, 2006	1,677	$100.00	7.91

     There was no activity of UGS Capital Corp. Class L common stock under the Retention Incentive Plan for the six months ended June 30, 2006. A summary of the UGS Capital Corp. Class L common stock options outstanding under the Retention Incentive Plan at June 30, 2006 is reflected below:

Weighted-
	UGS Capital	Weighted-	Average
	Corp. Class L	Average	Remaining
	Common	Exercise	Contractual
Fixed Options	Shares	Price	Term
Outstanding and exercisable at June 30, 2006	12,712	$81	7.91

Note 3: Property and Equipment
     Property and equipment is stated net of accumulated depreciation of $27.1 million at June 30, 2006 and $19.2 million at December 31, 2005. The following is a summary of depreciation expense (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Depreciation expense	$4,200	$3,243

	Six months
	ended
	June 30, 2006	June 30, 2005
Depreciation expense	$8,576	$6,269
Note 4: Goodwill
     The following summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2006 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2005	$536,734	$474,559	$382,179	$1,393,472
Tecnomatix purchase price allocation adjustments	(4,458)	(9,195)	(513)	(14,166)
Impact of foreign currency translation	—	37,116	—	37,116

Balance as of June 30, 2006	$532,276	$502,480	$381,666	$1,416,422

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     The purchase price allocation adjustments for the acquisition of Tecnomatix are primarily comprised of acquisition related income tax matters.
Note 5: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of June 30, 2006, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

		June 30, 2006
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$139,300	$26,566	$112,734
Acquired software	5.0	535,662	213,477	322,185
Customer accounts	10.0	242,273	52,178	190,095
Maintenance agreements	10.0	110,039	20,246	89,793
Noncompete agreements	2.0	11,460	9,704	1,756
Trademarks/tradenames	7.0	45,895	13,412	32,483

Total other intangible assets		$1,084,629	$335,583	$749,046

		December 31, 2005
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$105,035	$10,743	$94,292
Acquired software	5.0	529,789	159,087	370,702
Customer accounts	10.0	242,273	39,209	203,064
Maintenance agreements	10.0	110,039	14,744	95,295
Noncompete agreements	2.0	11,460	7,136	4,324
Trademarks/tradenames	7.0	45,787	10,141	35,646

Total other intangible assets		$1,044,383	$241,060	$803,323

     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Capitalized software	$8,182	$1,601
Acquired software	26,058	26,001
Acquired and other intangible assets	13,001	13,024

Total amortization expense	$47,241	$40,626

Amortization of certain acquired software allocated to operating expense	$981	$849

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Six months
	ended
	June 30, 2006	June 30, 2005
Capitalized software	$15,818	$2,712
Acquired software	52,060	48,478
Acquired and other intangible assets	26,272	23,944

Total amortization expense	$94,150	$75,134

Amortization of certain acquired software allocated to operating expense	$2,025	$1,601

     Estimated amortization expense related to intangible assets at June 30, 2006, for the remainder of 2006 and for each of the years in the five year period ending December 31, 2011 and thereafter is: remainder of 2006—$95.4 million; 2007—$194.6 million; 2008—$185.0 million; 2009—$103.1 million; 2010—$44.9 million, 2011—$36.9 million and all remaining years—$89.1 million.
Note 6: Restructuring Activities
     The following table summarizes activity in the restructuring accruals for the six months ended June 30, 2006 (in thousands):

	Employee	Exit
	Separations	Costs	Total
Balance at December 31, 2005	$3,778	$13,324	$17,102
Cash payments	(840)	(3,120)	(3,960)
Reduction of accrual	(1,231)	(2,758)	(3,989)

Balance at June 30, 2006	$1,707	$7,446	$9,153

     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The reductions affected individuals employed throughout the Company in selling, general and administrative, and research and development positions. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for workforce reductions and $6.3 million for exit costs. As such, these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for 2005. At June 30, 2006, the balance of restructuring accruals related to Tecnomatix was $3.1 million.
     The remaining balance of the accrual at June 30, 2006 was $6.0 million and represents restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company added to the restructuring accrual in 2002 for activities associated with SDRC.
     The reduction of accrual during the six months ended June 30, 2006 for employee separations was for activities associated with Tecnomatix. This included fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the three months ended March 31, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.
     The reduction of accrual during the six months ended June 30, 2006 for exit costs was due to the settlement in May 2006 with the Department of Commerce concerning the liability established for export

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
     compliance issues at the acquisition of SDRC. The adjustment is reflected in the statement of operations as a reduction to cost of license revenue.
Note 7: Debt
     Debt as of June 30, 2006 consists of the following (in thousands):

Note payable, due December 31, 2014 (1,573.1 million yen)	$13,670
Revolving credit facility, due May 27, 2010, LIBOR plus 2.50%	6,500
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	617,300

Total long-term debt	1,187,470
Less current portion	6,500

Total long-term debt, less current portion	$1,180,970

     Debt as of December 31, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (913.6 million yen)	$7,746
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	654,300

Total long-term debt	1,212,046
Less current portion	—

Total long-term debt, less current portion	$1,212,046

Note Payable
     As part of the UGS PLM Solutions Inc. acquisition, EDS agreed to provide one of the Company’s Japanese subsidiaries with cash loans for any cash taxes incurred by that subsidiary in excess of what income taxes would have normally been incurred had certain Japanese subsidiaries constituted a single corporation. Generally, the loans will be made with respect to such Japanese tax payments due for fiscal periods ending on or before December 31, 2006. Interest on the note payable will only be payable for any amounts outstanding after December 31, 2009.
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
Parent Company Debt
     In June 2006, UGS Capital Corp. II issued floating rate senior PIK notes (“senior PIK notes”) in the aggregate principal amount of $300.0 million. Interest on the senior PIK notes accrues and is payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2006 at a rate per annum equal to LIBOR plus 5.00%. The interest is payable in the form of additional notes, or in cash if so elected. The senior PIK notes mature on June 1, 2011. Neither the Company nor any of its subsidiaries guarantee the senior PIK notes. The senior PIK notes do not limit the Company’s ability to incur additional indebtedness, pay dividends, or make other distributions. Because UGS Capital Corp. II is a holding company with no operations and has only the senior PIK notes and its investment in UGS Holdings, Inc., which wholly owns the Company, future cash flows or assets of the Company through 2011 may be required to service the senior PIK notes upon their maturity.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
Note 8: Income Taxes
     The expense (benefit) for income taxes is summarized as follows (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Current	$(3,137)	$5,683
Deferred	863	(14,308)

Total	$(2,274)	$(8,625)

	Six months
	ended
	June 30, 2006	June 30, 2005
Current	$4,500	$13,141
Deferred	(17,282)	(25,740)

Total	$(12,782)	$(12,599)

     (Loss) income before income taxes includes the following components (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
U.S. loss	$(4,694)	$(7,656)
Non-U.S. loss	(3,999)	(22,993)

Total	$(8,693)	$(30,649)

	Six months
	ended
	June 30, 2006	June 30, 2005
U.S. loss	$(23,434)	$(29,606)
Non-U.S. loss	(14,921)	(13,186)

Total	$(38,355)	$(42,792)

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
     As of May 27, 2004, the Company became a member of and participates in the filing of UGS Capital Corp.’s consolidated U.S. Federal income tax return. The Company accounts for current and deferred income taxes on the “separate return” method. Tax attributes of the Parent Companies of the UGS consolidated tax group utilized by the Company are treated as capital contributions by the Parent Companies to the Company because the Company is not contractually obligated to pay the Parent Companies for its utilization of their tax attributes.
     The effective tax rate of UGS Capital Corp. and Subsidiaries is substantially similar to the Company’s effective tax rate.
Note 9: Pension Benefits of Certain Foreign Subsidiaries

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
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
     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months
	ended
	June 30, 2006	June 30, 2005
Service cost	$1,986	$1,382
Interest cost	607	423
Expected return on plan assets	(119)	(112)
Amortization of prior service cost	69	—
Amortization of net actuarial loss	26	28

Net periodic benefit cost	$2,569	$1,721

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

Revenue	Americas	Europe	Asia Pacific	Total
Three months ended June 30, 2006
License	$30,992	$31,262	$23,763	$86,017
Maintenance	56,658	52,222	26,262	135,142
Services and other	38,862	29,919	6,719	75,500

Total revenue	$126,512	$113,403	$56,744	$296,659

Three months ended June 30, 2005
License	$30,891	$31,106	$19,780	$81,777
Maintenance	54,001	50,173	24,127	128,301
Services and other	40,468	28,486	5,978	74,932

Total revenue	$125,360	$109,765	$49,885	$285,010

Revenue	Americas	Europe	Asia Pacific	Total
Six months ended June 30, 2006
License	$62,128	$59,605	$43,794	$165,527

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

Maintenance	111,895	96,210	52,726	260,831
Services and other	73,793	56,901	13,401	144,095

Total revenue	$247,816	$212,716	$109,921	$570,453

Six months ended June 30, 2005
License	$56,169	$57,565	$41,162	$154,896
Maintenance	101,890	91,298	46,720	239,908
Services and other	76,462	53,698	12,611	142,771

Total revenue	$234,521	$202,561	$100,493	$537,575

Operating Income	Americas	Europe	Asia Pacific	Total
Three months ended June 30, 2006	$59,265	$49,752	$32,547	$141,564

Three months ended June 30, 2005	$55,634	$43,463	$23,850	$122,947

Operating Income	Americas	Europe	Asia Pacific	Total
Six months ended June 30, 2006	$114,560	$89,405	$62,781	$266,746

Six months ended June 30, 2005	$101,170	$81,873	$52,506	$235,547

Accounts Receivable	Americas	Europe	Asia Pacific	Total
As of June 30, 2006	$88,771	$117,027	$52,847	$258,645

As of December 31, 2005	$86,726	$114,228	$50,809	$251,763
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Total operating income for reportable segments	$141,564	$122,947
Research and development	(47,388)	(38,659)
In-process research and development	—	(4,100)
Restructuring	—	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(46,260)	(39,777)
Corporate and unallocated costs	(37,792)	(35,487)

Operating income	$10,124	$3,150

	Six months
	ended
	June 30, 2006	June 30, 2005
Total operating income for reportable segments	$266,746	$235,547
Research and development	(98,613)	(74,640)
In-process research and development	—	(4,100)
Restructuring	535	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(92,125)	(73,533)
Corporate and unallocated costs	(71, 868)	(64,506)

Operating income	$4,675	$16,994

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)

	Three months
	ended
Total Revenue:	June 30, 2006	June 30, 2005
United States	$116,703	$117,808
Germany	38,523	36,481
Japan	25,945	24,653
All Other	115,488	106,068

Total	$296,659	$285,010

	Six months
	ended
Total Revenue:	June 30, 2006	June 30, 2005
United States	$230,255	$220,997
Germany	73,481	64,613
Japan	56,888	54,790
All Other	209,829	197,175

Total	$570,453	$537,575

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
Other
     In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the petition, accounts receivable from this customer approximated $1.2 million, with virtually all relating to services and maintenance contracts. For the six months ended June 30, 2006, the Company recorded $0.4 million of bad debt expense upon an assessment of the collectibility of the receivable. In April 2006, the Company sold the receivable and received the remaining $0.8 million outstanding.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
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
Note 12: Comprehensive Loss
     The following table presents the calculation of comprehensive loss (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Net loss	$(6,419)	$(22,024)
Currency translation adjustments, net of taxes	8,479	(15,309)
Change in fair value of derivative instruments, net of taxes	(4,603)	1,819

Comprehensive loss	$(2,543)	$(35,514)

	Six months
	ended
	June 30, 2006	June 30, 2005
Net loss	$(25,573)	$(30,193)
Currency translation adjustments, net of taxes	13,879	(21,531)
Change in fair value of derivative instruments, net of taxes	(3,688)	622

Comprehensive loss	$(15,382)	$(51,102)

Note 13: Related Party Transactions
     During the three months ended June 30, 2006, UGS Capital Corp. II issued $300.0 million senior PIK notes. Approximately $3.8 million of the proceeds from the issuance of the notes was used to make a capital contribution to UGS Holdings, Inc. UGS Holdings, Inc. used the capital contribution to make compensatory payments to certain managers of UGS Corp., which were recorded as compensation expense in the statement of operations. The contribution from UGS Holdings, Inc. is reflected as a financing inflow in the statement of cash flows.
     Included in accounts payable of the Company is a payable due to its parent, UGS Holdings Inc. of approximately $1.8 million at June 30, 2006. The amount relates to cash received by the Company from UGS Holdings Inc., which received cash from UGS Capital Corp. II for debt costs from the issuance of the floating rate senior PIK notes. The Company expects to pay these costs by the end of 2006.
Note 14: Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
fiscal years beginning after December 15, 2006. The Company is evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.
     In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the statement of operations on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The impact of EITF 06-3 on the Company’s consolidated financial position or statement of operations will be immaterial.
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$22,795	$418	$62,804	$—		$86,017
Maintenance	49,870	116	85,156	—		135,142
Services and other	35,915	58,733	39,478	(58,626)	(a)	75,500

Total revenue	108,580	59,267	187,438	(58,626)		296,659

Cost of revenue:
License	(150)	30	2,295	—		2,175
Maintenance	5,423	6	10,266	—		15,695
Services and other	25,025	—	90,768	(58,626	) (a)	57,167
Amortization of capitalized software and acquired intangible assets	17,844	14,010	5,859	—		37,713

Total cost of revenue	48,142	14,046	109,188	(58,626)		112,750

Gross profit	60,438	45,221	78,250	—		183,909

Operating expenses:
Selling, general and adminstrative	56,421	1,442	59,987	—		117,850
Research and development	47,388	—	—	—		47,388
Amortization of other intangibles assets	2,512	—	6,035	—		8,547

Total operating expenses	106,321	1,442	66,022	—		173,785

Operating (loss) income	(45,883)	43,779	12,228	—		10,124
Interest expense and amortization of deferred financing fees	(25,686)	10,231	(11,065)	—		(26,520)
Other (expense) income, net	28	8,261	(586)	—		7,703

(Loss) income before income taxes	(71,541)	62,271	577	—		(8,693)
(Benefit) provision for income taxes	(24,271)	21,795	202	—		(2,274)

Net (loss) income	$(47,270)	$40,476	$375	$—		$(6,419)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$25,920	$140	$55,717	$—		$81,777
Maintenance	48,283	109	79,909	—		128,301
Services and other	37,904	44,839	36,964	(44,775	)(a)	74,932

Total revenue	112,107	45,088	172,590	(44,775)		285,010

Cost of revenue:
License	1,801	50	4,093	—		5,944
Maintenance	5,493	12	8,990	—		14,495
Services and other	28,096	26	83,354	(44,775	)(a)	66,701
Amortization of capitalized software and acquired intangible assets	11,329	14,010	5,699	—		31,038

Total cost of revenue	46,719	14,098	102,136	(44,775)		118,178

Gross profit	65,388	30,990	70,454	—		166,832

Operating expenses:
Selling, general and adminstrative	49,158	629	60,623	—		110,410
Research and development	38,659	—	—	—		38,659
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774	—		1,774
Amortization of other intangibles assets	2,623	—	6,116	—		8,739

Total operating expenses	90,440	629	72,613	—		163,682

Operating (loss) income	(25,052)	30,361	(2,159)	—		3,150
Interest expense and amortization of deferred financing fees	(24,202)	12,416	(13,430)	—		(25,216)
Other income (expense), net	1,490	(9,389)	(684)	—		(8,583)

(Loss) income before income taxes	(47,764)	33,388	(16,273)	—		(30,649)
Provision (benefit) for income taxes	(14,615)	11,686	(5,696)	—		(8,625)

Net (loss) income	$(33,149)	$21,702	$(10,577)	$—		$(22,024)

(a)	- Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Six months ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$48,075	$822	$116,630	$—		$165,527
Maintenance	99,081	304	161,446	—		260,831
Services and other	68,435	108,109	75,406	(107,855	)(a)	144,095

Total revenue	215,591	109,235	353,482	(107,855)		570,453

Cost of revenue:
License	710	179	5,210	—		6,099
Maintenance	10,395	55	20,350	—		30,800
Services and other	50,400	—	170,470	(107,855	)(a)	113,015
Amortization of capitalized software and acquired intangible assets	35,145	28,020	11,594	—		74,759

Total cost of revenue	96,650	28,254	207,624	(107,855)		224,673

Gross profit	118,941	80,981	145,858	—		345,780

Operating expenses:
Selling, general and adminstrative	106,336	2,003	117,322	—		225,661
Research and development	98,613	—	—	—		98,613
Restructuring	—	—	(535)	—		(535)
Amortization of other intangibles assets	5,135	—	12,231	—		17,366

Total operating expenses	210,084	2,003	129,018	—		341,105

Operating (loss) income	(91,143)	78,978	16,840	—		4,675
Interest expense and amortization of deferred financing fees	(53,095)	22,985	(22,857)	—		(52,967)
Other (expense) income, net	(2,455)	13,557	(1,165)	—		9,937

(Loss) income before income taxes	(146,693)	115,520	(7,182)	—		(38,355)
(Benefit) provision for income taxes	(50,700)	40,432	(2,514)	—		(12,782)

Net (loss) income	$(95,993)	$75,088	$(4,668)	$—		$(25,573)

(a)	-	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Six months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$49,721	$410	$104,765	$—		$154,896
Maintenance	92,394	246	147,268	—		239,908
Services and other	73,021	89,303	69,672	(89,225	)(a)	142,771

Total revenue	215,136	89,959	321,705	(89,225)		537,575

Cost of revenue:
License	4,050	152	6,198	—		10,400
Maintenance	10,372	42	17,444	—		27,858
Services and other	55,603	26	156,293	(89,225	)(a)	122,697
Amortization of capitalized software and acquired intangible assets	22,170	28,020	7,034	—		57,224

Total cost of revenue	92,195	28,240	186,969	(89,225)		218,179

Gross profit	122,941	61,719	134,736	—		319,396

Operating expenses:
Selling, general and adminstrative	96,577	1,287	107,715	—		205,579
Research and development	74,640	—	—	—		74,640
In-process research and development	—	—	4,100	—		4,100
Restructuring	—	—	1,774	—		1,774
Amortization of other intangibles assets	5,245	—	11,064	—		16,309

Total operating expenses	176,462	1,287	124,653	—		302,402

Operating (loss) income	(53,521)	60,432	10,083	—		16,994
Interest expense and amortization of deferred financing fees	(46,215)	28,997	(29,161)	—		(46,379)
Other (expense) income, net	(535)	(12,711)	(161)	—		(13,407)

(Loss) income before income taxes	(100,271)	76,718	(19,239)	—		(42,792)
Provision (benefit) for income taxes	(32,716)	26,851	(6,734)	—		(12,599)

Net (loss) income	$(67,555)	$49,867	$(12,505)	$—		$(30,193)

(a)	-	Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets Cash and cash equivalents	$(1,840)	$117	$63,195	$—		$61,472
Accounts receivable, net	76,098	642	181,905	—		258,645
Prepaids and other	8,052	—	21,154	—		29,206
Deferred income taxes	17,351	—	—	—		17,351

Total current assets	99,661	759	266,254	—		366,674

Property and equipment, net	19,371	—	12,660	—		32,031
Goodwill	324,151	542,785	549,486	—		1,416,422
Capitalized and acquired software, net	212,481	162,671	59,767	—		434,919
Customer accounts, net	72,231	—	117,864	—		190,095
Other intangible assets, net	42,669	—	81,363	—		124,032
Intercompany balances	—	717,111	—	(717,111	)(b)	—
Other assets	810,092	—	15,071	(788,253	)(a)	36,910

Total assets	$1,580,656	$1,423,326	$1,102,465	$(1,505,364)		$2,601,083

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$52,335	$2,845	$91,309	$—		$146,489
Deferred revenue	72,807	329	100,691	—		173,827
Income taxes payable	—	—	9,245	—		9,245
Intercompany balances	341,026	—	376,085	(717,111	) (b)	—
Current portion of long-term debt	6,500	—	—	—		6,500

Total current liabilities	472,668	3,174	577,330	(717,111)		336,061

Other long-term liabilities	—	19,114	44,656	—		63,770
Deferred income taxes	7,668	56,936	43,102	—		107,706
Long-term debt	1,167,300	—	13,670	—		1,180,970

Total stockholder’s equity	(66,980)	1,344,102	423,707	(788,253	)(a)	912,576

Total liabilities and stockholder’s equity	$1,580,656	$1,423,326	$1,102,465	$(1,505,364)		$2,601,083

(a)	-	Elimination of investment in guarantor subsidiary.

(b)	-	Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$(4,266)	$962	$64,836	$—		$61,532
Accounts receivable, net	73,305	1,654	176,804	—		251,763
Prepaids and other	10,111	—	12,278	—		22,389
Deferred income taxes	26,471	—	—	—		26,471

Total current assets	105,621	2,616	253,918	—		362,155

Property and equipment, net	22,721	—	13,924	—		36,645
Goodwill	324,151	542,785	526,536	—		1,393,472
Capitalized and acquired software, net	206,926	190,691	67,377	—		464,994
Customer accounts, net	76,801	—	126,263	—		203,064
Other intangible assets, net	46,327	—	88,938	—		135,265
Intercompany balances	—	614,587	—	(614,587	)(b)	—
Other assets	812,857	—	15,019	(788,253	)(a)	39,623

Total assets	$1,595,404	$1,350,679	$1,091,975	$(1,402,840)		$2,635,218

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$56,304	$1,566	$102,106	$—		$159,976
Deferred revenue	59,210	699	73,118	—		133,027
Income taxes payable	—	—	11,895	—		11,895
Intercompany balances	248,246	—	366,341	(614,587	)(b)	—

Total current liabilities	363,760	2,265	553,460	(614,587)		304,898

Other long-term liabilities	—	6,270	42,241	—		48,511
Deferred income taxes	9,689	66,743	71,008	—		147,440
Long-term debt	1,204,300	—	7,746	—		1,212,046

Total stockholder’s equity	17,655	1,275,401	417,520	(788,253	)(a)	922,323

Total liabilities and stockholder’s equity	$1,595,404	$1,350,679	$1,091,975	$(1,402,840)		$2,635,218

(a)	-	Elimination of investment in guarantor subsidiary.

(b)	-	Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(95,993)	$75,088	$(4,668)	$(25,573)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	864	(9,807)	(8,339)	(17,282)
Depreciation and amortization	46,888	28,020	27,818	102,726
Amortization of deferred financing fees	2,765	—	—	2,765
Stock-based compensation	236	—	16	252
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(16,935)	(16,935)
Unrealized loss on foreign currency revaluation of derivative instruments	—	7,078	—	7,078
Other	2,576	(22)	1,109	3,663
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(3,527)	1,034	5,367	2,874
Prepaids and other	2,059	—	(8,117)	(6,058)
Accounts payable and accrued liabilities	(5,772)	1,279	(17,247)	(21,740)
Deferred revenue	13,480	(374)	20,846	33,952
Income taxes payable	—	—	(7,217)	(7,217)
Other long-term liabilities	—	94	2,415	2,509

Total adjustments	59,569	27,302	(284)	86,587

Net cash (used in) provided by operating activities	(36,424)	102,390	(4,952)	61,014

Cash flows from investing activities
Acquired software	(4,000)	—	—	(4,000)
Payments for purchases of property and equipment	(2,604)	—	(1,956)	(4,560)
Capitalized software costs	(33,917)	—	(238)	(34,155)
Other	(383)	—	15	(368)

Net cash used in investing activities	(40,904)	—	(2,179)	(43,083)

Cash flows from financing activities
Intercompany borrowings (payments)	99,820	(103,235)	3,415	—
Proceeds from revolver credit line	78,800	—	—	78,800
Payments on revolver credit line	(72,300)	—	—	(72,300)
Proceeds from notes payable	—	—	5,951	5,951
Payments on notes payable	—	—	(345)	(345)
Payments on bank notes and bonds	(37,000)	—	—	(37,000)
Intercompany dividends	6,062	—	(6,062)	—
Capital contributed by parent (stock options exercised)	553	—	—	553
Capital contributed by parent (compensatory payment)	3,819			3,819

Net cash provided by (used in) financing activities	79,754	(103,235)	2,959	(20,522)

Effect of exchange rates on cash and cash equivalents	—	—	2,531	2,531

Net increase (decrease) in cash and cash equivalents	2,426	(845)	(1,641)	(60)
Cash and cash equivalents at beginning of period	(4,266)	962	64,836	61,532

Cash and cash equivalents at end of period	$(1,840)	$117	$63,195	$61,472

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(67,555)	$49,867	$(12,505)	$(30,193)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(9,599)	(9,807)	(6,334)	(25,740)
Depreciation and amortization	32,881	28,020	20,502	81,403
Amortization of deferred financing fees	2,842	—	—	2,842
In-process research and development	—	—	4,100	4,100
Stock-based compensation	154	—	—	154
Other	588	9	1,642	2,239
Unrealized gain on foreign currency revaluation of derivative instruments	—	(16,965)	—	(16,965)
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	23,486	23,486
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(90)	1,671	2,804	4,385
Prepaids and other	(1,354)	220	(271)	(1,405)
Accounts payable and accrued liabilities	3,050	104	(14,048)	(10,894)
Deferred revenue	13,180	(529)	34,331	46,982
Income taxes payable	—	—	54	54
Other long-term liabilities	—	—	(164)	(164)

Total adjustments	41,652	2,723	66,102	110,477

Net cash (used in) provided by operating activities	(25,903)	52,590	53,597	80,284

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(218,392)	(218,392)
Cash received from prior parent for acquisition related tax matters	14,871	—	—	14,871
Payments for purchases of property and equipment	(3,795)	—	(2,009)	(5,804)
Capitalized software costs	(38,501)	—	(944)	(39,445)
Proceeds from sale of marketable securities	—	—	23,194	23,194
Other	(1,762)	280	1,420	(62)

Net cash (used in) provided by investing activities	(29,187)	280	(196,731)	(225,638)

Cash flows from financing activities
Intercompany borrowings (payments)	(126,710)	(51,519)	178,229	—
Proceeds from revolver credit line	81,351	—	—	81,351
Payments on revolver credit line	(87,351)	—	—	(87,351)
Proceeds from notes payable	—	—	6,802	6,802
Payments on notes payable	—	—	(2,773)	(2,773)
Proceeds from bank notes and bonds, net	225,201	—	8,893	234,094
Payments on bank notes and bonds	(36,000)	—	(33,351)	(69,351)
Capital contributed by parent	508	—	—	508

Net cash provided by (used in) financing activities	56,999	(51,519)	157,800	163,280

Effect of exchange rates on cash and cash equivalents	—	—	(3,252)	(3,252)

Net increase in cash and cash equivalents	1,909	1,351	11,414	14,674
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$(42)	$1,602	$71,514	$73,074

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this Quarterly Report on Form 10-Q that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a failure of the PLM market to develop, loss or downsizing of key customers, highly competitive industry, inability to deliver new and innovative PLM software products and services, substantial, prolonged economic downturn in the markets, potential bankruptcies in the automotive industry, disruptions in international markets ,fluctuations in quarterly results, future terrorist attacks, ability to complete or integrate future acquisitions, changes in pricing models for PLM software products, difficulties in our partner relationships, impact of defects, major design errors or security flaws, loss of the use of facilities or systems, intellectual property rights protection and infringement claims, loss of senior executives or employees, high level of indebtedness, and complexity of assessing adequacy of our provision for income taxes. These risks are described in Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Revenue
     We earn revenue from three primary sources: license, maintenance and services. For the six months ended June 30, 2006, license accounted for 29.0% of total revenue, maintenance accounted for 45.7% and services and other accounted for 25.3%. License revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. License sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the license sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by license sales and includes technical services such as training and installation to facilitate the efficient implementation and usage of our licenses.
     For the six months ended June 30, 2006, approximately 56.2% of our total revenue was generated from CAx applications, while the remaining 43.8% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.

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

	Three months
	ended
	June 30, 2006	June 30, 2005
Research and development costs	$47,388	$38,659
Capitalized software costs	18,690	22,056

Total Research and Development Costs	$66,078	$60,715

	Six months
	ended
	June 30, 2006	June 30, 2005
Research and development costs	$98,613	$74,640
Capitalized software costs	34,155	39,445

Total Research and Development Costs	$132,768	$114,085

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
Deferred Revenue
     Purchase accounting adjustments were recorded to reflect the deferred revenue balance at its fair value. These adjustments have the effect of reducing revenue in periods subsequent to the acquisitions, which result in corresponding reductions in gross profit, operating income and income before income taxes. For the six months ended June 30, 2006, the deferred revenue adjustment related to acquisitions resulted in lower total revenue of $0.4 million. For the six months ended June 30, 2005, the deferred revenue adjustment related to the acquisitions resulted in lower total revenue of $8.1 million.
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
Acquisition Related Interest Expense
     For the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. This resulted in higher interest expense in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.
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
     The tax benefits for the three and six months ended June 30, 2006 were determined on the year-to-date method. The Company assessed its forecasted annual tax position for 2006 in relation to income (loss)

before tax and determined that a reliable estimate of the annualized effective tax rate (“ETR”) cannot be made at this time.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations.
     In June 2006, the EITF ratified EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the statement of operations on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The impact of EITF 06-3 on our consolidated financial position or statement of operations will be immaterial.
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
Geographic Segment Revenue
     The following table compares our segment revenue for the periods presented (in thousands):

	Three months
	ended			Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
Americas	$126,512	$125,360	$1,152	0.9%
Europe	113,403	109,765	3,638	3.3%
Asia Pacific	56,744	49,885	6,859	13.7%

Total revenue	$296,659	$285,010	$11,649	4.1%

	Six months
	ended			Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
Americas	$247,816	$234,521	$13,295	5.7%
Europe	212,716	202,561	10,155	5.0%
Asia Pacific	109,921	100,493	9,428	9.4%

Total revenue	$570,453	$537,575	$32,878	6.1%

     The Americas is our largest segment representing 42.7% of total segment revenue for the three months ended June 30, 2006 and 44.0% for the three months ended June 30, 2005. Total revenue was higher primarily due to increased maintenance revenue of $2.7 million, which was partially offset by a reduction in services revenue in the Americas automotive sector.
     Americas represented 43.4% of total segment revenue for the six months ended June 30, 2006 and 43.6% for the six months ended June 30, 2005. Total revenue for the six months ended June 30, 2006 includes $10.0 million more revenue from the addition of Tecnomatix operations, which operated for six months in 2006 as compared to three months in 2005 in the periods presented. Total revenue for the six months ended June 30, 2006 includes increased maintenance revenue of $10.0 million, which was due, in part, to renewals on the existing customer base.
     Europe is our second largest segment representing 38.2% of total segment revenue for the three months ended March 31, 2006 and 38.5% of total segment revenue for the three months ended June 30, 2005. The revenue increase was primarily due to higher services revenue from cPDM services projects, which are generally larger in scope than CAx service projects.
     Europe represented 37.3% of total segment revenue for the six months ended June 30, 2006 and 37.7% for the six months ended June 30, 2005. Total revenue for the six months ended June 30, 2006 includes $5.4 million more revenue from the addition of Tecnomatix operations, which operated for six months in 2006 as compared to three months in 2005 in the periods presented. Total revenue also benefited from higher services revenue from cPDM service projects, which are generally larger in scope than CAx services projects. However, total revenue for the six months ended June 30, 2006 was negatively impacted by approximately $12.8 million by the decline of the Euro compared to the U.S. Dollar.
     Asia Pacific is our third largest segment representing 19.1% of total segment revenue for the three months ended June 30, 2006 and 17.5% for the three months ended June 30, 2005. Total revenue for the three months ended June 30, 2006 benefited from license deals with a higher average deal size. Total revenue also increased due, in part, to renewals of back maintenance contracts that had previously expired.
     Asia Pacific represented 19.3% of total segment revenue for the six months ended June 30, 2006 and 18.7% for the six months ended June 30, 2005. Total revenue for the six months ended June 30, 2006 includes $2.1 million more revenue from the addition of Tecnomatix operations, which operated for six months in 2006 as compared to three months in 2005 in the periods presented. Total revenue for the six months ended June 30, 2006 benefited from license deals in the last three months with a higher average deal size. Total revenue also increased due, in part, to maintenance associated with license contracts from prior quarters and to renewals of back maintenance contracts that had previously expired.

Geographic Segment Operating Income
     The following table compares our operating income for reportable segments for the periods presented (in thousands):

	Three months
	ended			Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
Americas	$59,265	$55,634	$3,631	6.5%
Europe	49,752	43,463	6,289	14.5%
Asia Pacific	32,547	23,850	8,697	36.5%

Total operating income	$141,564	$122,947	$18,617	15.1%

	Six months
	ended			Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
Americas	$114,560	$101,170	$13,390	13.2%
Europe	89,405	81,872	7,533	9.2%
Asia Pacific	62,781	52,505	10,276	19.6%

Total operating income	$266,746	$235,547	$31,199	13.2%

     In the Americas, operating margin for the three months ended June 30, 2006 increased to 46.8% from 44.4% reflecting a decrease of $4.1 million in cost of revenue and an increase of $1.1 million in revenue. The decrease in cost of revenue is due, in part, to lower costs for third-party consultants. Operating income for the three months ended June 30, 2005 in the Americas includes a reduction of revenue of $1.6 million resulting from purchase accounting. The Americas represented 41.9% of total segment operating income for the three months ended June 30, 2006 and 45.2% for the three months ended June 30, 2005.
     In the Americas, operating margin for the six months ended June 30, 2006 increased to 46.2% from 43.1% reflecting a decrease of $3.6 million in cost of revenue and an increase of $13.3 million in revenue. The improved margin is primarily due to higher license and maintenance revenue, which typically carry a higher margin than services revenue. Operating income for the six months ended June 30, 2005 in the Americas includes a reduction of revenue of $3.7 million resulting from purchase accounting. The Americas represented 42.9% of total segment operating income for the six months ended June 30, 2006 and 43.0% for the six months ended June 30, 2005.
     In Europe, operating margin for the three months ended June 30, 2006 increased to 43.9% from 39.6% for the three months ended June 30, 2005. The margin increase was due, in part, to an increase in maintenance revenue, which typically carries a higher margin than services revenue. Operating income for the three months ended June 30, 2005 in Europe includes a reduction of revenue of $1.5 million resulting from purchase accounting. Europe represented 35.1% of total segment operating income for the three months ended June 30, 2006 and 35.4% for the three months ended June 30, 2005.
     In Europe, operating margin for the six months ended June 30, 2006 increased to 42.0% from 40.4% for the six months ended June 30, 2005. The margin increase was primarily attributable to an improved services margin, which was partially offset by higher selling costs associated with additions in headcount in the sales organization. As the Europe services revenue increased over the prior year, the services margin improved due to a slower increase in costs due to relatively consistent headcount of services personnel. Operating income for the six months ended June 30, 2005 in Europe includes a reduction of revenue of $3.1 million resulting from purchase accounting. Europe represented 33.5% of total segment operating income for the six months ended June 30, 2006 and 34.7% for the six months ended June 30, 2005.

     In Asia Pacific, the increase in total operating income was primarily driven by the higher revenue discussed above. For the three months ended June 30, 2006, operating margin in Asia Pacific increased to 57.4% from 47.8% for the three months ended June 30, 2005. The margin increase was primarily attributable to the increase in license and maintenance revenue, which typically has a higher margin than services revenue. The margin increase was also attributable to a decrease in cost of services revenue as there was a decrease in the use of third-party consultants. Operating income for the three months ended June 30, 2005 in Asia Pacific includes a reduction of revenue of $0.4 million resulting from purchase accounting. Asia Pacific represented 23.0% of total segment operating income for the three months ended June 30, 2006 and 19.4% for the three months ended June 30, 2005.
     In Asia Pacific, the increase in total operating income was primarily driven by the higher revenue discussed above. For the six months ended June 30, 2006, operating margin in Asia Pacific increased to 57.1% from 52.2% for the six months ended June 30, 2005. The margin increase was primarily attributable to the increase in license and maintenance revenue, which typically has a higher margin than services revenue. Operating income for the six months ended June 30, 2005 in Asia Pacific includes a reduction of revenue of $1.3 million resulting from purchase accounting. Asia Pacific represented 23.6% of total segment operating income for the six months ended June 30, 2006 and 22.3% for the six months ended June 30, 2005.
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Three months
	ended
	June 30, 2006	June 30, 2005
Total operating income for reportable segments	$141,564	$122,947
Research and development	(47,388)	(38,659)
In-process research and development	—	(4,100)
Restructuring	—	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(46,260)	(39,777)
Corporate and unallocated costs	(37,792)	(35,487)

Operating income	$10,124	$3,150

	Six months
	ended
	June 30, 2006	June 30, 2005
Total operating income for reportable segments	$266,746	$235,547
Research and development	(98,613)	(74,640)
In-process research and development	—	(4,100)
Restructuring	535	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(92,125)	(73,533)
Corporate and unallocated costs	(71,868)	(64,506)

Operating income	$4,675	$16,994

Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net loss and other information for the periods indicated (in thousands):

	Three months ended
	June 30, 2006		June 30, 2005
		(percentage of total revenue)		(percentage of total revenue)
Revenue:
License	$86,017	28.9%	$81,777	28.7%
Maintenance	135,142	45.6%	128,301	45.0%
Services and other (a)	75,500	25.5%	74,932	26.3%

Total revenue	296,659	100.0%	285,010	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	112,750	38.0%	118,178	41.5%

Gross profit	183,909	62.0%	166,832	58.5%

Operating expenses:
Selling, general and administrative	117,850	39.7%	110,410	38.7%
Research and development	47,388	16.0%	38,659	13.6%
In-process research and development	—	0.0%	4,100	1.4%
Restructuring	—	0.0%	1,774	0.6%
Amortization of other intangible assets	8,547	2.9%	8,739	3.1%

Total operating expenses	173,785	58.6%	163,682	57.4%

Operating income	10,124	3.4%	3,150	1.1%
Interest expense and amortization of deferred financing fees	(26,520)	-8.9%	(25,216)	-8.8%
Other income (expense), net	7,703	2.6%	(8,583)	-3.0%

Loss before taxes	(8,693)	-2.9%	(30,649)	-10.7%
Benefit for income taxes	(2,274)	-0.8%	(8,625)	-3.0%

Net loss	$(6,419)	-2.1%	$(22,024)	-7.7%

(a)	Other revenue consists primarily of hardware sales.

	Six months ended
	June 30, 2006		June 30, 2005
		(percentage of total revenue)		(percentage of total revenue)
Revenue:
License	$165,527	29.0%	$154,896	28.8%
Maintenance	260,831	45.7%	239,908	44.6%
Services and other (a)	144,095	25.3%	142,771	26.6%

Total revenue	570,453	100.0%	537,575	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	224,673	39.4%	218,179	40.6%

Gross profit	345,780	60.6%	319,396	59.4%

Operating expenses:
Selling, general and administrative	225,661	39.6%	205,579	38.2%
Research and development	98,613	17.3%	74,640	13.9%
In-Process research and development	—	0.0%	4,100	0.8%
Restructuring	(535)	-0.1%	1,774	0.3%
Amortization of other intangible assets	17,366	3.0%	16,309	3.0%

Total operating expenses	341,105	59.9%	302,402	56.2%

Operating income	4,675	0.8%	16,994	3.2%
Interest expense and amortization of deferred financing fees	(52,967)	-9.3%	(46,379)	-8.6%
Other income (expense), net	9,937	1.7%	(13,407)	-2.5%

Loss before taxes	(38,355)	-6.8%	(42,792)	-7.9%
Benefit for income taxes	(12,782)	-2.2%	(12,599)	-2.3%

Net loss	$(25,573)	-4.5%	$(30,193)	-5.6%

(a)	Other revenue consists primarily of hardware sales.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Total Revenue
     The following table compares revenues for the three months ended June 30, 2006 to the three months ended June 30, 2005 (in thousands):

	Three months
	ended
				Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
License	$86,017	$81,777	$4,240	5.2%
Maintenance	135,142	128,301	6,841	5.3%
Services and other	75,500	74,932	568	0.8%

Total revenue	$296,659	$285,010	$11,649	4.1%

     For the three months ended June 30, 2006, revenue increased for all components compared to the same period in 2005. Total revenue reflects a greater increase because of the lower revenue for the three months ended June 30, 2005 of $3.4 million due to the purchase accounting adjustment for deferred revenue.
•	License. License revenue in the 2006 period benefited, in part, from license sales with a higher average deal size in our Asia Pacific segment. License revenue accounted for 28.9% of total revenue for the three months ended June 30, 2006 and 28.7% for the three months ended June 30, 2005.

•	Maintenance. Maintenance revenue for the three months ended June 30, 2006 was higher for all operating segments. Also, maintenance revenue reflects a greater increase because of the purchase accounting adjustment described above. Maintenance revenue accounted for 45.6% of total revenue for the three months ended June 30, 2006 and 45.0% for the three months ended June 30, 2005.

•	Services and other. Services revenue was higher in our Europe and Asia Pacific segments, with Europe having the largest increase due to cPDM services projects, which are generally larger in scope than CAx service projects. This increase was partially offset by lower services revenue in the Americas automotive sector. Services and other revenue accounted for 25.45% of total revenue for the three months ended June 30, 2006 and 26.3% of total revenue for the three months ended June 30, 2005.
Gross Profit
     For the three months ended June 30, 2006, gross profit increased $17.1 million, or 10.3%, to $183.9 million from $166.8 million for the three months ended June 30, 2005. The increase was due, in part, to improved services margins that primarily resulted from a decreased usage of third-party consultants. The increase was also due to lower cost of license revenue due to the reduction of the liability of $2.8 million for the settlement with the Department of Commerce for export compliance issues at the time of acquisition of SDRC. Also, gross profit reflects a greater increase because of the lower gross profit for the three months ended June 30, 2005 of $3.4 million due to the purchase accounting adjustment for deferred revenue. Gross margin for the three months ended June 30, 2006 was 62.0% compared to 58.5% for the three months ended June 30, 2005. The increase in gross margin is attributable to higher margins on license and services discussed above.

Operating Expenses
Selling, General and Administrative
     For the three months ended June 30, 2006, selling, general and administrative expenses increased $7.4 million, or 6.7%, to $117.8 million from $110.4 million for the three months ended June 30, 2005. The increase was primarily due to the costs of additional headcount in our sales organization. The increase was also due to increased spending on marketing programs. As a percentage of total revenue, selling, general and administrative expenses increased to 39.7% for the three months ended June 30, 2006 from 38.7% for the three months ended June 30, 2005.
Research and Development
     For the three months ended June 30, 2006, research and development expenses increased $8.7 million, or 22.5%, to $47.4 million from $38.7 million for the three months ended June 30, 2005. The increase was primarily due to investments in the Teamcenter product line. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended June 30, 2006, cash outflows for capitalized software costs decreased $3.3 million, or 15.0%, to $18.7 million from $22.0 million for the three months ended June 30, 2005. The increase in research and development expenses and decrease in capitalized software costs was due to development activity resources, from completed projects, being shifted into projects for which technological feasibility has not yet been established.
     For the three months ended June 30, 2006, Total Research and Development Expenses, as previously defined, increased $5.4 million, or 8.9%, to $66.1 million from $60.7 million for the three months ended June 30, 2005. This increase was primarily due to continued investments in the Teamcenter product line. For the three months ended June 30, 2006, Total Research and Development Costs as a percent of revenue increased to 22.2% from 21.3% for the three months ended June 30, 2005.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the organization. These activities provided for workforce reductions of approximately 140 people across all geographical segments totaling $8.1 million, with approximately $1.8 million recorded as a restructuring expense in the three months ended June 30, 2005.
Amortization of Other Intangible Assets
     For the three months ended June 30, 2006, amortization of other intangible assets decreased $0.2 million, or 2.3%, to $8.5 million from $8.7 million for the three months ended June 30, 2005.
Operating Income
     For the three months ended June 30, 2006, operating income increased $6.9 million, to $10.1 million from $3.2 million for the three months ended June 30, 2005. Operating income increased primarily due to an increase in gross profit described above and offset by an increase in selling, general, and administrative expenses and research and development expenses described above.
Interest Expense and Amortization of Deferred Financing Fees
     For the three months ended June 30, 2006, interest expense and amortization of deferred financing fees increased $1.3 million to $26.5 million from $25.2 million for the three months ended June 30, 2005. The increase is a result of an increase in the interest rate on the $617.3 million term loan facility.

Benefit for Income Taxes
     For the three months ended June 30, 2006, the benefit for income taxes decreased $6.3 million, or 73.3%, to a benefit of $2.3 million from a benefit of $8.6 million for the three months ended June 30, 2005. The effective tax rate changed from a benefit of 28.1% for the three months ended June 30, 2005 to a benefit of 26.2% for the three months ended June 30, 2006. These changes were primarily the result of a decrease in the loss before taxes from $30.6 million for the three months ended June 30, 2005 to a loss of $8.7 million for the three months ended June 30, 2006 combined with increased valuation allowances in 2006, extraterritorial income exclusion benefit increases in 2006 and a decrease in the write-off of in-process research and development costs when compared to the second quarter of 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Total Revenue
     The following table compares revenues for the six months ended June 30, 2006 to the six months ended June 30, 2005 (in thousands):

	Six months
	ended
				Percentage
	June 30, 2006	June 30, 2005	Increase	Increase
License	$165,527	$154,896	$10,631	6.9%
Maintenance	260,831	239,908	20,923	8.7%
Services and other	144,095	142,771	1,324	0.9%

Total revenue	$570,453	$537,575	$32,878	6.2%

     For the six months ended June 30, 2006 revenue increased for all components compared to the same period in 2005. Tecnomatix results were included beginning April 1, 2005, which resulted in $17.6 million more revenue in the 2006 period. Also, total revenue reflects a greater increase because of the lower revenue for the six months ended June 30, 2005 of $8.1 million due to the purchase accounting adjustment for deferred revenue. These items were partially offset by the negative impact of exchange rates in our Europe segment of approximately $12.8 million for the six months ended June 30, 2006 as a result of the decline of the Euro compared to the U.S. Dollar.
•	License. License revenue in the 2006 period benefited from the inclusion of Tecnomatix operations for six months, which contributed revenue of $5.6 million more than the prior period. License revenue also benefited from license sales in the last three months with a higher average deal size in our Asia Pacific segment. License revenue accounted for 29.0% of total revenue for the six months ended June 30, 2006 and 28.8% for the six months ended June 30, 2005.

•	Maintenance. Tecnomatix contributed maintenance revenue of $8.0 million more in the 2006 period than in the 2005 period. Maintenance revenue also benefited from renewals on the existing customer base. Also, maintenance revenue reflects a greater increase because of the purchase accounting adjustment described above. Maintenance revenue accounted for 45.7% of total revenue for the six months ended June 30, 2006 and 44.6% of total revenue for the six months ended June 30, 2005.

•	Services and other. Services revenue benefited from the addition of Tecnomatix, which contributed revenue $4.0 million more revenue in the 2006 period than in the 2005 period. This increase was primarily offset by a decrease in services revenue in the Americas automotive sector. Services and other revenue accounted for 25.3% of total revenue for the six months ended June 30, 2006 and 26.6% of total revenue for the six months ended June 30, 2005. In addition to the decrease of service revenues in the Americas described above, the decrease in services revenue as a percent of total revenue was also due to the incorporation of Tecnomatix operations, which added a higher proportion of maintenance and license revenue than services revenue.

Gross Profit
     For the six months ended June 30, 2006, gross profit increased $26.4 million, or 8.3%, to $345.8 million from $319.4 million for the six months ended June 30, 2005. The increase was due, in part, to improved services margins due to a slower increase in costs due to a relatively consistent headcount of services personnel. Gross profit was also higher due to lower cost of license revenue due to the reduction of the liability of $2.8 million for the settlement with the Department of Commerce for export compliance issues at the time of acquisition of SDRC. Also, gross profit reflects a greater increase because of the lower gross profit for the six months ended June 30, 2005 of $8.1 million due to the purchase accounting adjustment for deferred revenue. Gross margin for the six months ended June 30, 2006 was 60.6% compared to 59.4% for the six months ended June 30, 2005. The increase in gross margin is attributable to an increase in license and services margins discussed above.
Operating Expenses
Selling, General and Administrative
     For the six months ended June 30, 2006, selling, general and administrative expenses increased $20.0 million, or 9.7%, to $225.6 million from $205.6 million for the six months ended June 30, 2005. The increase was due, in part, to the costs of additional headcount in our sales organization. The increase was also due to increased spending on marketing staff and programs. As a percentage of total revenue, selling, general and administrative expenses increased to 39.5% for the six months ended June 30, 2006 from 38.2% for the six months ended June 30, 2005.
Research and Development
     For the six months ended June 30, 2006, research and development expenses increased $24.0 million, or 32.2%, to $98.6 million from $74.6 million for the six months ended June 30, 2005. The addition of Tecnomatix resulted in expenses of approximately $6.1 million more in the 2006 period than in the 2005 period as Tecnomatix operations were included beginning April 1, 2005. As previously discussed, we capitalize software development costs once technological feasibility is established. For the six months ended June 30, 2006, cash outflows for capitalized software costs decreased $5.3 million, or 13.4%, to $34.2 million from $39.5 million for the six months ended June 30, 2005. The increase in research and development expenses and decrease in capitalized software costs was due to development activity resources, from completed projects, being shifted into projects for which technological feasibility has not yet been established.
     For the six months ended June 30, 2006, Total Research and Development Expenses, as previously defined, increased $18.7 million, or 16.4%, to $132.8 million from $114.1 million for the six months ended June 30, 2005. This increase was primarily due to continued investments in the Teamcenter product line and the addition of Tecnomatix described above. For the six months ended June 30, 2006, Total Research and Development Costs as a percent of revenue increased to 23.2% from 21.2% for the six months ended June 30, 2005.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the organization. These activities provided for workforce reductions of approximately 140 people across all geographical segments totaling $8.1 million, with approximately $1.8 million recorded as a restructuring expense in the six months ended June 30, 2005. For the six months ended June 30, 2006, the restructuring provision was reduced by $1.2 million due to fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the six months ended June 30, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.

Amortization of Other Intangible Assets
     For the six months ended June 30, 2006, amortization of other intangible assets increased $1.1 million, or 6.7%, to $17.4 million from $16.3 million for the six months ended June 30, 2005. The increase in amortization is directly related to the intangibles associated with the acquisition of Tecnomatix.
Operating Income
     For the six months ended June 30, 2006, operating income decreased $12.3 million, to $4.7 million from $17.0 million for the six months ended June 30, 2005. Operating income was lower primarily due to the increase in selling, general, and administrative expenses and research and development expenses described above.
Interest Expense and Amortization of Deferred Financing Fees
     For the six months ended June 30, 2006, interest expense and amortization of deferred financing fees increased $6.6 million to $53.0 million from $46.4 million for the six months ended June 30, 2005. The increase is directly related to the interest expense associated with the debt incurred for the acquisition of Tecnomatix and an increase in the interest rate on the $617.3 million term loan facility.
Benefit for Income Taxes
     For the six months ended June 30, 2006, the benefit for income taxes decreased $0.2 million, or 1.5%, to a benefit of $12.8 million from a benefit of $12.6 million for the six months ended June 30, 2005. The effective tax rate changed from a benefit of 29.4% for the six months ended June 30, 2005 to a benefit of 33.3% for the six months ended June 30, 2006. These changes were primarily the result of enhanced exterritorial income exclusion benefits in 2006, increased valuation allowances in 2006, and a decrease in the write-off of in-process research and development costs when compared to the six months ended June 30, 2005.
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

	Six months
	ended
	June 30, 2006	June 30, 2005
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$117,338	$84,990
Benefit for deferred income taxes	(17,282)	(25,740)
Amortization of deferred financing fees	2,765	2,842
In-process research and development	—	4,100
Stock-based compensation	252	154
Other	3,663	2,239
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	(16,935)	23,486
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	7,078	(16,965)
Changes in operating assets and liabilities	4,320	38,958
Interest expense	(52,967)	(46,379)
Benefit for income taxes	12,782	12,599

Net cash provided by operating activities	$61,014	$80,284

Reconciliation of EBITDA to net loss:
EBITDA	$117,338	$84,990
Interest expense	(52,967)	(46,379)
Benefit for income taxes	12,782	12,599
Depreciation and amortization	(102,726)	(81,403)

Net loss	$(25,573)	$(30,193)

Debt and Commitments
     Our primary source of liquidity is cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of June 30, 2006, we had approximately $102.9 million of borrowing availability under our revolving loan facility, which takes into consideration $6.5 million of revolver loans, approximately $0.6 million of letters of credit outstanding on that date, and $15.0 million of overdraft lines. Our primary cash requirements have been and are expected to be for debt service, working capital, capital expenditures and research and development.
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
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the six months ended June 30, 2006, we permanently repaid $37.0 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment through 2011. Subject to certain exceptions as defined in our senior secured credit facility, we are required to make mandatory prepayments of the term loans with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. Beginning in 2007, we may be required to make mandatory prepayments from our excess cash flow as defined in our credit agreement. The obligations under our senior secured credit facility are guaranteed by UGS Holdings Inc., UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.
     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of June 30, 2006.
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
     In June 2006, UGS Capital Corp. II issued senior PIK notes in the aggregate principal amount of $300.0 million. Interest on the senior PIK notes accrues and is payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2006 at a rate per annum equal to LIBOR plus 5.00%. The interest is payable in the form of additional notes, or in cash if so elected. The senior PIK notes mature on June 1, 2011. Neither we nor any of our subsidiaries guarantee the senior PIK notes. The senior PIK notes do not limit our ability to incur additional indebtedness, pay dividends, or make other distributions. Because UGS Capital Corp. II is a holding company with no operations and has only the senior PIK notes and its investment in UGS Holdings, Inc., which wholly owns us, future cash flows or assets of ours through 2011 may be required to service the senior PIK notes upon their maturity.
Capital Expenditures
     Capital expenditures including capitalized software decreased to $38.5 million for the six months ended June 30, 2006 from $45.2 million for the six months ended June 30, 2005. The decrease is primarily due to development activity resources, from completed projects, being shifted into projects for which technological feasibility has not yet been established. We expect to spend approximately $86.0 million in capital expenditures in fiscal 2006.

Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. For the six months ended June 30, 2006 cash flows from operating activities decreased by $19.3 million primarily due the effects of foreign exchange rate changes and a larger amount of cash outflows for payables during the six months ended June 30, 2006 than the same period in 2005 due to timing of payments.
     For the six months ended June 30, 2006, cash used in investing activities decreased $182.5 million. The change in periods presented is primarily related to $218.4 million used in the acquisition of Tecnomatix during the six months ended June 30, 2005. Cash received from the sale of marketable securities and from EDS for the settlement of certain tax matters related to the acquisition of UGS PLM Solutions Inc. slightly offset the use of cash for the acquisition of Tecnomatix.
     The change in cash flows from financing activities compared to the prior period is primarily related to the impact of our debt arrangements incurred during the acquisition of Tecnomatix in April 2005.
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
     A portion of our revenue is exposed to changes in foreign exchange rates. From time to time, we employ derivative instruments to hedge this risk. We enter into forward contracts to hedge the foreign currency exposure associated with anticipated intercompany royalties. These hedges are denominated in the following currencies: Euros, British pounds, Swedish kroners, and Swiss francs. The total forward contract commitment at June 30, 2006 was $68.1 million, with the last forward contract expiring in November 2007.
     The foreign currency forward contracts are designated as a cash flow hedge and are expected both at inception and on an ongoing basis to be ‘‘highly effective’’ in achieving offsetting changes in cash flows, as defined by SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The forward contracts are measured at fair value each reporting period with gains or (losses) deferred in other comprehensive income, until the underlying transaction impacts earnings. Any ineffectiveness of the hedge is recognized immediately into earnings. There was no significant ineffectiveness as of June 30, 2006.
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to intercompany loans denominated in Euros. As of June 30, 2006, the following contracts were outstanding:

				USD
		Interest	Notional	Exchange
	Expiration	Rate	Value	Rate to € 1
		(in millions)
Pay fixed	December 15, 2014	9.0%	€45.3	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€42.5	1.2238
Receive fixed		9.08%
     Both swaps, which have been designated as cash flow hedges, effectively convert the future interest and principal payments on the hedged portion of the intercompany loans from Euros to U.S. Dollars. For the three and six months ended June 30, 2006, there was no hedge ineffectiveness recorded in the statement of operations.
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

PART II — OTHER INFORMATION
ITEM 1A: RISK FACTORS
     In addition to the other information set forth in this form 10-Q and our 2005 Form 10-K, you should carefully consider the risk factors associated with our business set forth below. Any of the following risks could materially and adversely affect our business, financial condition, or results of operations.
If the PLM market does not develop as we anticipate, our revenue will be adversely affected.
     The PLM industry consists of both a CAx segment and a cPDM segment. We derive approximately 56.2% of our revenues from our CAx portfolio of software and services and the remainder from the cPDM software and services. The CAx industry is relatively mature and our ability to maintain this important source of revenue is dependent on our ability to continue to expand the functionality of our products, maintain our traditional customer base and expand into new industry sectors and geographies. If we are unable to sustain and grow our CAx business or if the PLM market does not develop as we anticipate, our financial condition and results of operations will be adversely affected.
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
     Our competitors include generalist PLM software developers that offer broad-range systems, such as Dassault Systèmes S.A. and Parametric Technology Corporation, software developers whose product lines are focused on specific segments of the CAx or cPDM markets, such as Agile Software Corporation, enterprise resource planning, or ERP, software developers, such as SAP AG, and niche software vendors selling CAD products largely through distributors and resellers to smaller manufacturing businesses. Competition in the PLM industry is intense and because the market for cPDM is new and fragmented, we expect competition in that sector to intensify.
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
Continued levels of financial distress and the potential for future bankruptcies in the automotive industry could materially and adversely affect our revenues and profitability.
     A large portion of our revenue is derived from our current customer base in the automotive and transportation sector. The automotive industry has historically been cyclical and U.S. auto manufacturers and their Tier I and II suppliers have experienced a challenging operating environment that has resulted in significant financial distress, including bankruptcies. Such bankruptcies or other financial distress of our customer base in the auto industry may adversely impact our cash flows and the collectibility of our receivables. See Note 11 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2006. A sustained downturn in the automotive industry, either globally or in a particular region, could cause automotive manufacturers to reduce production or cease operations, which could adversely affect our revenues and profitability.

Our international sales constitute a substantial portion of our total sales and could be negatively affected by disruptions in international markets caused by currency exchange rate fluctuations, government actions, international political or economic instability, or other similar events.
     Revenue from our non-Americas sales represented approximately 56.6% of our total revenue for the six months ended June 30, 2006. We expect revenue from our non-Americas sales to continue to represent a significant portion of our total revenue. For example, we expect most of the future growth of our CAD sales to be in non-Americas sales. There are risks inherent in doing business internationally, including:
     • currency exchange rate fluctuations. Many of our non-U.S. revenues and costs are denominated in non-U.S. currencies. To prepare our combined financial statements we must translate those revenues and costs into U.S. Dollars. In the past, this has affected and may in the future affect the value of profits earned on our international sales. Foreign exchange fluctuations may also distort our results, both positively and negatively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
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
We expect that our quarterly operating results will fluctuate, which may result in fluctuations in the trading price of our 10% senior subordinated notes.
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
     Part of our business strategy is to selectively acquire other businesses that will complement our existing business. We are generally unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. Our ability to finance acquisitions may be constrained by our high degree of leverage. The senior secured credit facility and the terms of the notes significantly limit our ability to make acquisitions and to incur indebtedness in connection with acquisitions.
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
     We supply our products to many international markets. As part of those activities, we are subject to various legal requirements relating to import and export restrictions such as Export Administration Regulations promulgated by the United States Department of Commerce. To the extent we violate any of these regulations, we could be required to pay fines and penalties that could be material. In addition, although such matters are usually resolved through the imposition of civil penalties, we could be subject to the suspension or revocation of our export privileges and we and our officers could be subject to criminal penalties, any of which could be materially adverse to us.
If we are unable to protect our intellectual property rights, it could negatively affect the value of our brands and products.
     We rely on a combination of protections provided by contracts, copyrights, patents, trademarks, and other common law rights, such as trade secret and unfair competition laws, to protect our products from infringement which is critical to our success. There can be no assurance that these protections will be adequate or that our competitors will not independently develop software products or technologies that are substantially equivalent or superior to our technology. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary (including certain portions of our software products and technologies), as a result of our use of open source software, or through rights retained by universities and other development co-sponsors. In addition, the laws of some countries do not protect and enforce our proprietary rights to the same extent as do the laws of the United States. Accordingly, we might not be able to protect our proprietary software products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position.
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
     Elements of our valuable intellectual property include our collection of trade secrets and trademarks. The steps we have taken in the past occasionally have been, and may in the future continue to be, inadequate to protect our rights and deter misappropriation of our trademarks and trade secrets. We have registered certain trademarks and have other trademark registration applications pending in the United States and foreign jurisdictions. The standards which the United States Patent and Trademark Office and similar agencies in other countries use to register trademarks are not always applied predictably or uniformly and can change. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights and branding practices could result in the expenditure of significant resources.
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
     We are highly leveraged. The following chart shows our level of indebtedness and certain other information at June 30, 2006.

(In millions)
Senior secured credit facility	$617.3
Senior subordinated notes	$550.0
Revolving credit facility	$6.5
Other debt	$13.7

Total debt	$1,187.5
Stockholders’ equity	$912.6
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
     • the debt service requirements of our other indebtedness could make it more difficult for us to make payments on the notes;
     • certain of our borrowings, including borrowings under the senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;
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
     We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes offered hereby. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements including the senior secured credit facility or the 10% senior subordinated notes. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facility and the indenture governing the outstanding 10% senior subordinated notes will restrict our ability to dispose of assets and use the proceeds from asset dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from the dispositions. These proceeds may not be adequate to meet any debt service obligations then due.
Restrictive covenants may adversely affect us.
     The senior secured credit facility and the indenture governing the 10% senior subordinated notes contain various covenants that limit our ability and/or our subsidiaries’ ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;
     • make other restricted payments including, without limitation, paying dividends, making loans and investments and redeeming debt that is junior in right of payment to the senior subordinated;
•	sell certain assets;

•	create liens on certain assets without securing the senior subordinated notes;

•	merge, consolidate, sell or otherwise dispose of substantially all of our assets;

•	enter into agreements that restrict dividends from subsidiaries;

•	enter into certain transactions with our affiliates; and

•	change our business.
     In addition, our senior secured credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond its control, and it might not be able to meet those tests. A failure to comply with any of the covenants in the senior secured credit facility and the indenture governing the 10% senior subordinated notes could result in an event of default under our senior secured credit facility and a cross default under the 10% senior subordinated notes upon an acceleration under our senior secured credit facility. Upon the occurrence of an event of default under the senior secured credit facility, the lenders could elect to declare all amounts outstanding under the senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of its assets as collateral under the senior secured credit facility. If the lenders under the senior secured credit facility accelerate the repayment of borrowings, we might not have sufficient assets to repay the senior secured credit facility and our other indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
     Certain of our indebtedness, primarily borrowings under our senior secured credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 14th day of August, 2006.

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