Form 10-Q
period 2006-09-30
UGS Corp.
filed 2006-11-13
CIK 1321033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filed ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     On October 31, 2006, 100 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

UGS CORP.
INDEX TO FORM 10-Q

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three months
	ended
	September 30,	September 30,
	2006	2005
Revenue:
License	$85,527	$89,842
Maintenance	137,542	129,706
Services and other	72,476	70,701

Total revenue	295,545	290,249

Cost of revenue:
License	4,114	4,761
Maintenance	15,810	14,459
Services and other	57,195	58,451
Amortization of capitalized software and acquired intangible assets	39,097	32,059

Total cost of revenue	116,216	109,730

Gross profit	179,329	180,519

Operating expenses:
Selling, general and administrative	112,027	107,803
Research and development	43,416	44,350
Amortization of other intangible assets	7,991	9,018

Total operating expenses	163,434	161,171

Operating income	15,895	19,348
Interest expense and amortization of deferred financing fees	(27,576)	(25,197)
Other income (expense), net	1,087	(919)

Loss before income taxes	(10,594)	(6,768)
Benefit for income taxes	(3,161)	(2,002)

Net loss	$(7,433)	$(4,766)

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Revenue:
License	$251,054	$244,738
Maintenance	398,373	369,614
Services and other	216,571	213,472

Total revenue	865,998	827,824

Cost of revenue:
License	10,213	15,161
Maintenance	46,610	42,317
Services and other	170,210	181,148
Amortization of capitalized software and acquired intangible assets	113,856	89,283

Total cost of revenue	340,889	327,909

Gross profit	525,109	499,915

Operating expenses:
Selling, general and administrative	337,688	313,382
Research and development	142,029	118,990
In-process research and development	—	4,100
Restructuring	(535)	1,774
Amortization of other intangible assets	25,357	25,327

Total operating expenses	504,539	463,573

Operating income	20,570	36,342
Interest expense and amortization of deferred financing fees	(80,543)	(71,576)
Other income (expense), net	11,024	(14,326)

Loss before income taxes	(48,949)	(49,560)
Benefit for income taxes	(15,943)	(14,601)

Net loss	$(33,006)	$(34,959)

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
Assets:
Current assets
Cash and cash equivalents	$59,257	$61,532
Accounts receivable, net	241,352	251,763
Prepaids and other	35,629	22,389
Deferred income taxes	16,663	26,471

Total current assets	352,901	362,155

Property and equipment, net	30,633	36,645
Goodwill	1,423,338	1,393,472
Capitalized and acquired software, net	417,031	464,994
Customer accounts, net	183,607	203,064
Other intangible assets, net	119,093	135,265
Other assets	35,380	39,623

Total assets	$2,561,983	$2,635,218

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$171,605	$159,976
Deferred revenue	152,301	133,027
Income taxes payable	7,844	11,895

Total current liabilities	331,750	304,898

Other long-term liabilities	61,035	48,511
Deferred income taxes	100,472	147,440
Long-term debt	1,155,296	1,212,046

Stockholder’s equity
Common stock, $ .01 par value, 3,000 shares authorized; 100 issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,014,823	1,005,991
Retained deficit	(96,208)	(63,202)
Accumulated other comprehensive loss, net of tax	(5,185)	(20,466)

Total stockholder’s equity	913,430	922,323

Total liabilities and stockholder’s equity	$2,561,983	$2,635,218

See accompanying notes to unaudited condensed consolidated financial statements.

UGS Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(33,006)	$(34,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Benefit for deferred income taxes	(21,241)	(40,246)
Depreciation and amortization	154,886	126,792
Amortization of deferred financing fees	4,148	4,231
In-process research and development	—	4,100
Stock-based compensation	438	467
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	(24,062)	22,782
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	7,680	(17,044)
Other	3,205	2,920
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,285	10,128
Prepaids and other	(12,325)	3,674
Accounts payable and accrued liabilities	8,450	990
Deferred revenue	11,799	32,375
Income taxes payable	(10,936)	2,676
Other long-term liabilities	3,295	(425)

Total adjustments	144,622	153,420

Net cash provided by operating activities	111,616	118,461

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(218,437)
Acquired software	(4,000)	—
Cash received from prior parent for acquisition related tax matters	—	11,354
Payments for purchases of property and equipment	(7,589)	(8,542)
Capitalized software costs	(51,755)	(56,889)
Proceeds from sale of marketable securities	—	23,194
Other	(1,100)	(842)

Net cash used in investing activities	(64,444)	(250,162)

Cash flows from financing activities
Proceeds from revolver credit line	121,800	118,551
Payments on revolver credit line	(121,800)	(124,551)
Proceeds from notes payable	6,850	10,297
Payments on notes payable	(345)	(2,773)
Proceeds from bank notes and bonds	—	225,271
Payments on bank notes and bonds	(62,300)	(74,597)
Capital contributed by parent (stock options exercised)	639	508
Capital contributed by parent (compensatory payment)	3,819	—

Net cash (used in) provided by financing activities	(51,337)	152,706

Effect of exchange rates on cash and cash equivalents	1,890	(3,152)

Net (decrease) increase in cash and cash equivalents	(2,275)	17,853
Cash and cash equivalents at beginning of period	61,532	58,400

Cash and cash equivalents at end of period	$59,257	$76,253

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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Share-based payments accounted for under SFAS No. 123(R) resulted in $0.1 million of compensation expense and $29,000 of income tax benefit for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the Company recognized $0.2 million of compensation expense and $65,000 of income tax benefit. The amount included in capitalized software was not material. Total unrecognized expense for share-based payments was $2.4 million at September 30, 2006, which will be recognized over a weighted average period of five years.
2004 Management Incentive Plan
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
Stock Options
     For stock options granted or modified after January 1, 2006, the Company recognizes compensation cost associated with its stock-based awards to employees in accordance with SFAS No. 123(R). The Company records stock-based compensation over the requisite service period, or vesting period, at the grant date fair value determined using the Black-Scholes option pricing model. This model requires subjective assumptions, including expected stock price volatility, and expected term, which affects the calculated fair value on the grant date. Expected volatility is based upon equal weighting of both historical volatilities of stock prices and implied volatilities of traded options of comparable companies. Expected term is the average of the contractual term and vesting period of the options. Expected forfeiture rate is based upon the Company’s historical data.
     The following table summarizes the weighted average assumptions used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2006
Expected term (in years)	7.5	7.5
Dividend yields	0%	0%
Expected volatility	43.28%	43.25%
Risk-free interest rate	4.89%	4.65%
Expected forfeiture rate	6.00%	6.00%
     For the three months ended September 30, 2006, the aggregate grant-date fair value of options granted was $0.1 million. For the nine months ended September 30, 2006, the aggregate grant-date fair value of options granted was $1.7 million.
     During the three months ended March 31, 2005, the Company granted stock options with exercise prices below the estimated fair value of the common stock. The difference between the fair market value of these awards and their exercise price was a total of $1.5 million, which is being recognized as compensation expense over the five-year vesting period. For the nine months ended September 30, 2006 and 2005, compensation expense recorded by the Company for these awards was $0.2 million.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A summary of the stock option activity for UGS Capital Corp. Class A Common Shares under the 2004 Management Incentive Plan for the nine months ended September 30, 2006 is reflected below:

			Weighted-
		Weighted-	Average
	UGS Capital Corp.	Average	Remaining
	Class A Common	Exercise	Contractual	Aggregate
Fixed Options	Shares	Price	Term	Intrinsic Value
Outstanding at December 31, 2005	10,273,200	$1.98
Granted	459,000	7.33
Exercised	(421,133)	1.00
Forfeited	(336,333)	1.91

Outstanding at September 30, 2006	9,974,733	$2.27	8.11	$31,420,412

Exercisable at September 30, 2006	3,426,825	$1.38	7.93	$13,844,373

Deferred Stock Award
     Deferred stock awards are valued at the fair market value on the date of award in accordance with SFAS No. 123(R). The Company recognizes the compensation expense for deferred stock awards on a straight-line basis over the requisite service period of each award less the forfeiture rate disclosed above.
     The Company granted 184,502 shares of deferred stock in August 2006 with a total grant date fair value of $1.0 million. Under the terms of the award, an equal amount of shares will be issued on each anniversary date of the award over the course of three years. There were no vested shares of deferred stock at September 30, 2006.
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
Stock Options
     In June 2006, UGS Capital Corp. II offered to repurchase all the outstanding preferred shares with proceeds from the issuance of floating rate senior PIK notes. As of September 30, 2006 all the options on preferred shares had been exercised. A summary of the stock option activity for UGS Capital Corp. II preferred shares for the nine months ended September 30, 2006 is reflected below:

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Weighted-
		Weighted-	Average
	UGS Capital Corp. II	Average	Remaining
	Preferred	Exercise	Contractual
Fixed Options	Shares	Price	Term
Outstanding at December 31, 2005	3,573	$100.00
Exercised	(3,573)	100.00

Outstanding at September 30, 2006	—	—	—
     There was no activity of UGS Capital Corp. Class L common stock under the Retention Incentive Plan for the nine months ended September 30, 2006. A summary of the UGS Capital Corp. Class L common stock options outstanding under the Retention Incentive Plan at September 30, 2006 is reflected below:

Weighted-
	UGS Capital	Weighted-	Average
	Corp. Class L	Average	Remaining
	Common	Exercise	Contractual
Fixed Options	Shares	Price	Term
Outstanding and exercisable at September 30, 2006	12,712	$81	7.65

Restricted Stock Awards
     Restricted stock awards of UGS Capital Corp. Class A common stock issued during 2004 were 178,624 shares. The weighted average grant date fair value of the restricted stock awards was $0.2 million. All restricted stock awards were vested at September 30, 2006.
Note 3: Property and Equipment
     Property and equipment is stated net of accumulated depreciation of $31.1 million at September 30, 2006 and $19.2 million at December 31, 2005. The following is a summary of depreciation expense (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Depreciation expense	$4,295	$3,573

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Depreciation expense	$12,871	$9,842

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 4: Goodwill
     The following summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2006 (in thousands):

	Americas	Europe	Asia Pacific	Total
Balance as of December 31, 2005	$536,734	$474,559	$382,179	$1,393,472
Tecnomatix purchase price allocation adjustments	(4,458)	(9,195)	(513)	(14,166)
Imputed interest on note payable	—	—	(1,117)	(1,117)
Impact of foreign currency translation	—	45,149	—	45,149

Balance as of September 30, 2006	$532,276	$510,513	$380,549	$1,423,338

     The purchase price allocation adjustments for the acquisition of Tecnomatix are primarily comprised of acquisition related income tax matters.
     As described in more detail in Note 7, the Company has a note payable to EDS that occurred as a result of cash loans for excess taxes of certain Japanese subsidiaries of the Company. Interest on the note payable will only be payable for any amounts outstanding after December 31, 2009. The interest free period of the note payable is considered to be reverse contingent consideration in accordance with SFAS No. 141 that is resolved as the cash loan is received by the Company. Interest is imputed for the interest free period based on the Company’s incremental borrowing rate. The calculated amount of imputed interested is recorded as a discount to the note payable with a corresponding reduction to goodwill. The adjustment to goodwill for the nine months ended September 30, 2006 is shown in the table above.
Note 5: Other Intangible Assets
     Other intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. As of September 30, 2006, the Company had no intangible assets with indefinite useful lives. The following is a summary of other intangible assets (dollars in thousands, life in years):

			September 30, 2006
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$156,910	$35,982	$120,928
Acquired software	5.0	536,620	240,517	296,103
Customer accounts	10.0	242,273	58,666	183,607
Maintenance agreements	10.0	110,039	22,997	87,042
Noncompete agreements	2.0	11,460	10,287	1,173
Trademarks/tradenames	7.0	45,931	15,053	30,878

Total other intangible assets		$1,103,233	$383,502	$719,731

			December 31, 2005
	Weighted	Gross
	Average Useful	Carrying	Accumulated
	Life	Amount	Amortization	Total
Definite Useful Lives
Capitalized software	3.0	$105,035	$10,743	$94,292
Acquired software	5.0	529,789	159,087	370,702
Customer accounts	10.0	242,273	39,209	203,064
Maintenance agreements	10.0	110,039	14,744	95,295
Noncompete agreements	2.0	11,460	7,136	4,324
Trademarks/tradenames	7.0	45,787	10,141	35,646

Total other intangible assets		$1,044,383	$241,060	$803,323

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Amortization of software and maintenance agreements is included in cost of revenue. Amortization of customer accounts, noncompete agreements and trademarks/tradenames is included in operating expenses. The following is a summary of amortization expense (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Capitalized software	$9,410	$2,641
Acquired software	26,202	26,001
Acquired and other intangible assets	12,253	13,174

Total amortization expense	$47,865	$41,816

Amortization of certain acquired software allocated to operating expense	$777	$739

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Capitalized software	$25,228	$5,353
Acquired software	78,262	74,480
Acquired and other intangible assets	38,525	37,118

Total amortization expense	$142,015	$116,951

Amortization of certain acquired software allocated to operating expense	$2,802	$2,341

     Estimated amortization expense related to intangible assets at September 30, 2006, for the remainder of 2006 and for each of the years in the five year period ending December 31, 2011 and thereafter is: remainder of 2006—$48.1 million; 2007—$199.7 million; 2008—$191.0 million; 2009—$109.2 million; 2010—$45.9 million, 2011—$36.9 million and all remaining years—$88.9 million.
Note 6: Restructuring Activities
     The following table summarizes activity in the restructuring accruals for the nine months ended September 30, 2006 (in thousands):

	Employee	Exit
	Separations	Costs	Total
Balance at December 31, 2005	$3,778	$13,324	$17,102
Cash payments	(1,366)	(3,684)	(5,050)
Reduction of accrual	(1,231)	(2,758)	(3,989)

Balance at September 30, 2006	$1,181	$6,882	$8,063

     In April 2005, the Company acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the continuing organization. These activities provided for workforce reductions of approximately 140 people across all geographic segments totaling $8.1 million. The workforce reductions affected individuals employed throughout the Company in selling, general and administrative, and research and development positions. In addition, the Company’s initiatives included exit costs, such as certain contract termination costs and the cost of redundant facilities, which totaled $6.3 million. The affected facilities have lease commitments that expire as late as April 2009. Restructuring activities associated with Tecnomatix were included in the fair value of the assets and liabilities as of the purchase date and totaled $6.3 million for workforce reductions and $6.3 million for exit costs. As such,

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
these charges were not recognized in the statement of operations. The remaining restructuring activities of $1.8 million for workforce reductions were reflected as a restructuring expense in the statement of operations for 2005. At September 30, 2006, the balance of restructuring accruals related to Tecnomatix was $2.5 million.
     The remaining balance of the accrual at September 30, 2006 was $5.6 million and represents restructuring activities done in conjunction with the acquisition of Engineering Animation Incorporated (“EAI”) in 2000 and the acquisition of Structural Dynamics Research Corporation (“SDRC”) in 2001. The Company added to the restructuring accrual in 2002 for activities associated with SDRC.
     The reduction of accrual during the nine months ended September 30, 2006 for employee separations was for activities associated with Tecnomatix. This included fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the three months ended March 31, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.
     The reduction of accrual during the nine months ended September 30, 2006 for exit costs was due to the settlement in May 2006 with the Department of Commerce concerning the liability established for export compliance issues at the acquisition of SDRC. The adjustment is reflected in the statement of operations as a reduction to cost of license revenue.
Note 7: Debt
     Debt as of September 30, 2006 consists of the following (in thousands):

Note payable, due December 31, 2014 (1,566.6 million yen)	$13,296
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 1.75%	592,000

Total long-term debt	$1,155,296

     Debt as of December 31, 2005 consists of the following (in thousands):

Note payable, due December 31, 2014 (913.6 million yen)	$7,746
Senior unsecured subordinated notes, due June 1, 2012, 10.0%	550,000
Secured term loan, due March 31, 2012, LIBOR plus 2.0%	654,300

Total long-term debt	$1,212,046

Note Payable
     As part of the UGS PLM Solutions Inc. acquisition, EDS agreed to provide one of the Company’s Japanese subsidiaries with cash loans for any cash taxes incurred by that subsidiary in excess of what income taxes would have normally been incurred had certain Japanese subsidiaries constituted a single corporation. The final loans with respect to such Japanese tax payments were made in August 2006. Interest on the note payable will only be payable for any amounts outstanding after December 31, 2009. Interest is imputed for the interest free period based on the Company’s incremental borrowing rate. The calculated amount of imputed interested is recorded as a discount to the note payable with a corresponding reduction to goodwill. The discount is amortized to interest expense through December 31, 2009.
Debt Covenants
     The subordinated notes and the credit facility (secured term loan and revolving line of credit) contain various covenants including limitations on additional indebtedness, capital expenditures, restricted

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Note 8: Income Taxes
     The expense (benefit) for income taxes is summarized as follows (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Current	$798	$12,504
Deferred	(3,959)	(14,506)

Total	$(3,161)	$(2,002)

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Current	$5,298	$25,645
Deferred	(21,241)	(40,246)

Total	$(15,943)	$(14,601)

     Loss before income taxes includes the following components (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
U.S. loss	$(959)	$(8,035)
Non-U.S. loss	(9,635)	1,267

Total	$(10,594)	$(6,768)

	Nine months
	ended
	September 30,	September 30,
	2006	2005
U.S. loss	$(24,393)	$(37,641)
Non-U.S. loss	(24,556)	(11,919)

Total	$(48,949)	$(49,560)

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     The following table provides the components of net periodic benefit cost recognized in the statement of operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Service cost	$3,026	$2,019
Interest cost	927	629
Expected return on plan assets	(183)	(164)
Amortization of prior service cost	102	—
Amortization of net actuarial loss	40	44

Net periodic benefit cost	$3,912	$2,528

Note 10: Segment Information
     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe and Asia Pacific. The Company’s business involves operations in principally one industry segment: providing product lifecycle management software and services to various industries.
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
amortization of capitalized software and intangible assets, and corporate general and administrative costs. Accounts receivable is the only significant asset managed at a segment level. All other assets are managed on a consolidated basis. Financial information for each reportable segment is as follows (in thousands):

Revenue	Americas	Europe	Asia Pacific	Total
Three months ended September 30, 2006
License	$29,970	$29,835	$25,722	$85,527
Maintenance	56,003	51,927	29,612	137,542
Services and other	36,957	28,888	6,631	72,476

Total revenue	$122,930	$110,650	$61,965	$295,545

Three months ended September 30, 2005
License	$32,535	$34,682	$22,625	$89,842
Maintenance	54,575	48,420	26,711	129,706
Services and other	36,737	27,718	6,246	70,701

Total revenue	$123,847	$110,820	$55,582	$290,249

Revenue	Americas	Europe	Asia Pacific	Total
Nine months ended September 30, 2006
License	$92,098	$89,440	$69,516	$251,054
Maintenance	167,898	148,137	82,338	398,373
Services and other	110,750	85,789	20,032	216,571

Total revenue	$370,746	$323,366	$171,886	$865,998

Nine months ended September 30, 2005
License	$88,704	$92,247	$63,787	$244,738
Maintenance	156,465	139,718	73,431	369,614
Services and other	113,199	81,416	18,857	213,472

Total revenue	$358,368	$313,381	$156,075	$827,824

Operating Income	Americas	Europe	Asia Pacific	Total
Three months ended September 30, 2006	$56,204	$47,881	$36,729	$140,814

Three months ended September 30, 2005	$56,123	$51,322	$30,382	$137,827

Operating Income	Americas	Europe	Asia Pacific	Total
Nine months ended September 30, 2006	$170,764	$137,286	$99,510	$407,560

Nine months ended September 30, 2005	$157,293	$133,194	$82,887	$373,374

Accounts Receivable	Americas	Europe	Asia Pacific	Total
As of September 30, 2006	$86,799	$104,904	$49,649	$241,352

As of December 31, 2005	$86,726	$114,228	$50,809	$251,763

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Total operating income for reportable segments	$140,814	$137,827
Research and development	(43,416)	(44,350)
Amortization of capitalized and acquired software and other intangible assets	(47,088)	(41,077)
Corporate and unallocated costs	(34,415)	(33,052)

Operating income	$15,895	$19,348

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Total operating income for reportable segments	$407,560	$373,374
Research and development	(142,029)	(118,990)
In-process research and development	—	(4,100)
Restructuring	535	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(139,213)	(114,610)
Corporate and unallocated costs	(106,283)	(97,558)

Operating income	$20,570	$36,342

     The following presents information about the Company’s operations in selected geographical regions that represent more than 10% of total revenue (in thousands):

	Three months
	ended
	September 30,	September 30,
Total Revenue:	2006	2005
United States	$114,063	$116,575
Germany	41,731	40,353
Japan	30,758	30,514
All Other	108,993	102,807

Total	$295,545	$290,249

	Nine months
	ended
	September 30,	September 30,
Total Revenue:	2006	2005
United States	$344,318	$337,572
Germany	115,212	104,966
Japan	87,646	85,304
All Other	318,822	299,982

Total	$865,998	$827,824

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Note 11: Commitments and Contingencies
Legal Proceedings
     The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.
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
Other
     In October 2005, one of the Company’s customers filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of the petition, accounts receivable from this customer approximated $1.2 million, with virtually all relating to services and maintenance contracts. For the nine months ended September 30, 2006, the Company recorded $0.4 million of bad debt expense upon an assessment of the collectibility of the receivable. In April 2006, the Company sold the receivable and received the remaining $0.8 million outstanding.
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
Note 12: Comprehensive Loss
     The following table presents the calculation of comprehensive loss (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Net loss	$(7,433)	$(4,766)
Currency translation adjustments, net of taxes	2,409	490
Change in fair value of derivative instruments, net of taxes	2,681	(773)

Comprehensive loss	$(2,343)	$(5,049)

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Net loss	$(33,006)	$(34,959)
Currency translation adjustments, net of taxes	16,288	(21,041)
Change in fair value of derivative instruments, net of taxes	(1,007)	(151)

Comprehensive loss	$(17,725)	$(56,151)

Note 13: Related Party Transactions
     During the nine months ended September 30, 2006, UGS Capital Corp. II issued $300.0 million senior PIK notes. Approximately $3.8 million of the proceeds from the issuance of the notes was used to make a capital contribution to UGS Holdings, Inc. UGS Holdings, Inc. used the capital contribution to make compensatory payments to certain managers of UGS Corp., which were recorded as compensation expense in the statement of operations. The contribution from UGS Holdings, Inc. is reflected as a financing inflow in the statement of cash flows.
     Included in accounts payable of the Company is a payable due to its parent, UGS Holdings Inc. of approximately $0.8 million at September 30, 2006. The amount relates to cash received by the Company from UGS Holdings Inc., which received cash from UGS Capital Corp. II for debt costs from the issuance of the floating rate senior PIK notes. The Company expects to pay these costs by the end of 2006.
Note 14: Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN No. 48. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.
     In June 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the statement of operations on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The impact of EITF Issue No. 06-3 on the Company’s consolidated financial position or statement of operations will be immaterial.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. The requirements of SFAS No. 157 are effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the effect that adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
132(R).” This statement requires the Company to fully recognize the over-funded or under-funded status of its defined benefit pension plans as an asset or liability in its financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of the Company’s year-end financial statements. The standard is effective for the Company’s fiscal year ending December 31, 2007. The Company is evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.
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
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended September 30, 2006
			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations			Consolidated
Revenue:
License	$25,179	$987	$59,361	$—			$85,527
Maintenance	49,255	142	88,145	—			137,542
Services and other	33,861	60,172	38,594	(60,151)	(a	)	72,476

Total revenue	108,295	61,301	186,100	(60,151)			295,545

Cost of revenue:
License	1,588	(62)	2,588	—			4,114
Maintenance	5,468	61	10,281	—			15,810
Services and other	24,966	—	92,380	(60,151)	(a	)	57,195
Amortization of capitalized software and acquired intangible assets	19,163	14,010	5,924	—			39,097

Total cost of revenue	51,185	14,009	111,173	(60,151)			116,216

Gross profit	57,110	47,292	74,927	—			179,329

Operating expenses:
Selling, general and adminstrative	52,646	1,208	58,173	—			112,027
Research and development	43,416	—	—	—			43,416
Amortization of other intangibles assets	2,288	—	5,703	—			7,991

Total operating expenses	98,350	1,208	63,876	—			163,434

Operating (loss) income	(41,240)	46,084	11,051	—			15,895
Interest expense and amortization of deferred financing fees	(29,301)	12,867	(11,142)	—			(27,576)
Other (expense) income, net	2,256	(1,172)	3	—			1,087

(Loss) income before income taxes	(68,285)	57,779	(88)	—			(10,594)
(Benefit) provision for income taxes	(23,353)	20,223	(31)	—			(3,161)

Net (loss) income	$(44,932)	$37,556	$(57)	$—			$(7,433)

(a)	— Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Three months ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$27,042	$993	$61,807	$—		$89,842
Maintenance	48,735	54	80,917	—		129,706
Services and other	33,974	44,939	36,604	(44,816	)(a)	70,701

Total revenue	109,751	45,986	179,328	(44,816)		290,249

Cost of revenue:
License	1,890	368	2,503	—		4,761
Maintenance	4,973	49	9,437	—		14,459
Services and other	27,234	—	76,033	(44,816	)(a)	58,451
Amortization of capitalized software and acquired intangible assets	12,355	14,010	5,694	—		32,059

Total cost of revenue	46,452	14,427	93,667	(44,816)		109,730

Gross profit	63,299	31,559	85,661	—		180,519

Operating expenses:
Selling, general and adminstrative	49,061	1,368	57,374	—		107,803
Research and development	44,350	—	—	—		44,350
Amortization of other intangibles assets	2,623	—	6,395	—		9,018

Total operating expenses	96,034	1,368	63,769	—		161,171

Operating (loss) income	(32,735)	30,191	21,892	—		19,348
Interest expense and amortization of deferred financing fees	(25,064)	13,686	(13,819)	—		(25,197)
Other (expense) income, net	(2,367)	236	1,212	—		(919)

(Loss) income before income taxes	(60,166)	44,113	9,285	—		(6,768)
(Benefit) provision for income taxes	(20,692)	15,440	3,250	—		(2,002)

Net (loss) income	$(39,474)	$28,673	$6,035	$—		$(4,766)

(a) — Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING
SCHEDULE OF OPERATIONS
(in thousands)

	Nine months ended September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Revenue:
License	$73,254	$1,809	$175,991	$—		$251,054
Maintenance	148,336	446	249,591	—		398,373
Services and other	102,296	168,281	114,000	(168,006	)(a)	216,571

Total revenue	323,886	170,536	539,582	(168,006)		865,998

Cost of revenue:
License	2,298	117	7,798	—		10,213
Maintenance	15,863	116	30,631	—		46,610
Services and other	75,366	—	262,850	(168,006	)(a)	170,210
Amortization of capitalized software and acquired intangible assets	54,308	42,030	17,518	—		113,856

Total cost of revenue	147,835	42,263	318,797	(168,006)		340,889

Gross profit	176,051	128,273	220,785	—		525,109

Operating expenses:
Selling, general and adminstrative	158,982	3,211	175,495	—		337,688
Research and development	142,029	—	—	—		142,029
Restructuring	—	—	(535)	—		(535)
Amortization of other intangibles assets	7,423	—	17,934	—		25,357

Total operating expenses	308,434	3,211	192,894	—		504,539

Operating (loss) income	(132,383)	125,062	27,891	—		20,570
Interest expense and amortization of deferred financing fees	(82,251)	35,852	(34,144)	—		(80,543)
Other (expense) income, net	(344)	12,385	(1,017)	—		11,024

(Loss) income before income taxes	(214,978)	173,299	(7,270)	—		(48,949)
(Benefit) provision for income taxes	(74,054)	60,655	(2,544)	—		(15,943)

Net (loss) income	$(140,924)	$112,644	$(4,726)	$—		$(33,006)

(a) — Elimination represents statutory royalty revenue to guarantor subsidiaries and statutory royalty expense to non-guarantor subsidiaries.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING BALANCE SHEET
(in thousands)

	September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Assets:
Current assets
Cash and cash equivalents	$88	$179	$58,990	$—		$59,257
Accounts receivable, net	76,507	482	164,363	—		241,352
Prepaids and other	11,396	—	24,233	—		35,629
Deferred income taxes	16,663	—	—	—		16,663

Total current assets	104,654	661	247,586	—		352,901

Property and equipment, net	19,001	—	11,632	—		30,633
Goodwill	324,151	542,785	556,402	—		1,423,338
Capitalized and acquired software, net	212,508	148,661	55,862	—		417,031
Customer accounts, net	69,946	—	113,661	—		183,607
Other intangible assets, net	41,105	—	77,988	—		119,093
Intercompany balances	—	765,568	—	(765,568	)(b)	—
Other assets	808,709	—	14,924	(788,253	)(a)	35,380

Total assets	$1,580,074	$1,457,675	$1,078,055	$(1,553,821)		$2,561,983

Liabilities and Stockholder’s Equity:
Current liabilities
Accounts payable and accrued liabilities	$74,341	$3,759	$93,505	$—		$171,605
Deferred revenue	64,633	139	87,529	—		152,301
Income taxes payable	—	—	7,844	—		7,844
Intercompany balances	395,366	—	370,202	(765,568	)(b)	—

Total current liabilities	534,340	3,898	559,080	(765,568)		331,750

Other long-term liabilities	1,527	13,957	45,551	—		61,035
Deferred income taxes	14,345	52,032	34,095	—		100,472
Long-term debt	1,142,000	—	13,296	—		1,155,296

Total stockholder’s equity	(112,138)	1,387,788	426,033	(788,253	)(a)	913,430

Total liabilities and stockholder’s equity	$1,580,074	$1,457,675	$1,078,055	$(1,553,821)		$2,561,983

(a) — Elimination of investment in guarantor subsidiary.
(b) — Elimination of intercompany balances.

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2006
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(140,924)	$112,644	$(4,726)	$(33,006)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	5,878	(14,711)	(12,408)	(21,241)
Depreciation and amortization	71,404	42,030	41,452	154,886
Amortization of deferred financing fees	4,148	—	—	4,148
Stock-based compensation	407	—	31	438
Unrealized gain on revaluation of foreign denominated assets and liabilities	—	—	(24,062)	(24,062)
Unrealized loss on foreign currency revaluation of derivative instruments	—	7,680	—	7,680
Other	1,573	(51)	1,683	3,205
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	(3,928)	1,223	21,990	19,285
Prepaids and other	(1,285)	—	(11,040)	(12,325)
Accounts payable and accrued liabilities	17,197	2,193	(10,940)	8,450
Deferred revenue	5,268	(577)	7,108	11,799
Income taxes payable	—	—	(10,936)	(10,936)
Other long-term liabilities	—	(15)	3,310	3,295

Total adjustments	100,662	37,772	6,188	144,622

Net cash (used in) provided by operating activities	(40,262)	150,416	1,462	111,616

Cash flows from investing activities
Acquired software	(4,000)	—	—	(4,000)
Payments for purchases of property and equipment	(4,852)	—	(2,737)	(7,589)
Capitalized software costs	(51,288)	—	(467)	(51,755)
Other	(1,056)	—	(44)	(1,100)

Net cash used in investing activities	(61,196)	—	(3,248)	(64,444)

Cash flows from financing activities
Intercompany borrowings (payments)	157,592	(151,199)	(6,393)	—
Proceeds from revolver credit line	121,800	—	—	121,800
Payments on revolver credit line	(121,800)	—	—	(121,800)
Proceeds from notes payable	—	—	6,850	6,850
Payments on notes payable	—	—	(345)	(345)
Payments on bank notes and bonds	(62,300)	—	—	(62,300)
Intercompany Dividends	6,062	—	(6,062)	—
Capital contributed by parent (stock options exercised)	639	—	—	639
Capital contributed by parent (compensatory payment)	3,819	—	—	3,819

Net cash provided by (used in) financing activities	105,812	(151,199)	(5,950)	(51,337)

Effect of exchange rates on cash and cash equivalents	—	—	1,890	1,890

Net increase (decrease) in cash and cash equivalents	4,354	(783)	(5,846)	(2,275)
Cash and cash equivalents at beginning of period	(4,266)	962	64,836	61,532

Cash and cash equivalents at end of period	$88	$179	$58,990	$59,257

UGS Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
SUPPLEMENTAL UNAUDITED CONDENSED
CONSOLIDATING SCHEDULE OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2005
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities
Net (loss) income	$(107,029)	$78,540	$(6,470)	$(34,959)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Benefit for deferred income taxes	(14,970)	(14,711)	(10,565)	(40,246)
Depreciation and amortization	50,653	42,030	34,109	126,792
Amortization of deferred financing fees	4,231	—	—	4,231
In-process research and development	—	—	4,100	4,100
Stock-based compensation	467	—	—	467
Other	817	(157)	2,260	2,920
Unrealized gain on foreign currency revaluation of derivative instruments	—	(17,044)	—	(17,044)
Unrealized loss on revaluation of foreign denominated assets and liabilities	—	—	22,782	22,782
Changes in operating assets and liabilities, net of effect of acqusitions:
Accounts receivable	182	1,500	8,446	10,128
Prepaids and other	4,611	220	(1,157)	3,674
Accounts payable and accrued liabilities	6,062	142	(5,214)	990
Deferred revenue	11,869	(536)	21,042	32,375
Income taxes payable	—	—	2,676	2,676
Other long-term liabilities	—	—	(425)	(425)

Total adjustments	63,922	11,444	78,054	153,420

Net cash (used in) provided by operating activities	(43,107)	89,984	71,584	118,461

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(218,437)	(218,437)
Cash received from prior parent for acquisition related tax matters	11,354	—	—	11,354
Payments for purchases of property and equipment	(5,805)	—	(2,737)	(8,542)
Capitalized software costs	(55,061)	—	(1,828)	(56,889)
Proceeds from sale of marketable securities	—	—	23,194	23,194
Other	(2,278)	280	1,156	(842)

Net cash (used in) provided by investing activities	(51,790)	280	(198,652)	(250,162)

Cash flows from financing activities
Intercompany borrowings (payments)	(74,961)	(89,313)	164,274	—
Proceeds from revolver credit line	118,551	—	—	118,551
Payments on revolver credit line	(124,551)	—	—	(124,551)
Proceeds from notes payable	—	—	10,297	10,297
Payments on notes payable	—	—	(2,773)	(2,773)
Proceeds from bank notes and bonds, net	225,201	—	70	225,271
Payments on bank notes and bonds	(51,000)	—	(23,597)	(74,597)
Capital contributed by parent	508	—	—	508

Net cash provided by (used in) financing activities	93,748	(89,313)	148,271	152,706

Effect of exchange rates on cash and cash equivalents	—	—	(3,152)	(3,152)

Net increase in cash and cash equivalents	(1,149)	951	18,051	17,853
Cash and cash equivalents at beginning of period	(1,951)	251	60,100	58,400

Cash and cash equivalents at end of period	$(3,100)	$1,202	$78,151	$76,253

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements contained in this Quarterly Report on Form 10-Q that relate to our future performance, including, without limitation, statements with respect to our anticipated results of operations or level of business for fiscal 2006 or any other future period, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The factors that could cause actual results to materially differ include a failure of the PLM market to develop, loss or downsizing of key customers, highly competitive industry, inability to deliver new and innovative PLM software products and services, substantial, prolonged economic downturn in the markets, potential bankruptcies in the automotive industry, disruptions in international markets, fluctuations in quarterly results, future terrorist attacks, ability to complete or integrate future acquisitions, changes in pricing models for PLM software products, difficulties in our partner relationships, impact of defects, major design errors or security flaws, loss of the use of facilities or systems, intellectual property rights protection and infringement claims, loss of senior executives or employees, high level of indebtedness, and complexity of assessing adequacy of our provision for income taxes. These risks are described in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (file No. 333-123664) under the heading “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Revenue
     We earn revenue from three primary sources: license, maintenance and services. For the nine months ended September 30, 2006, license accounted for 29.0% of total revenue, maintenance accounted for 46.0% and services and other accounted for 25.0%. License revenue is generated primarily by the sale of perpetual software licenses and, to a lesser extent, the sale of term-based licenses to existing and new customers, and includes both upfront seat purchases as well as follow-on purchases of additional seats or functionality. License sales are generally accompanied by maintenance contracts, which are priced based on a percentage of the license sale. These maintenance contracts provide for when-and-if available upgrades to our applications and technical support. Lastly, services revenue is primarily driven by license sales and includes technical services such as training and installation to facilitate the efficient implementation and usage of our licenses.
     For the nine months ended September 30, 2006, approximately 55.3% of our total revenue was generated from CAx applications, while the remaining 44.7% was from cPDM. CAx licenses are usually shared at a single workstation, whereas cPDM licenses are usually specific to each end-user and are typically priced lower.

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
     We also offer products through third-party distributors and value-added resellers. Our indirect sales channel consists of a network of distributors and resellers covering several regions, including the Americas, Eastern Europe, the Middle East, South Africa, China, Japan and South Korea. Solid Edge is primarily marketed and licensed through our indirect sales channels and is part of our mid-market CAx offering.
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

	Three months
	ended
	September 30,	September 30,
	2006	2005
Research and development costs	$43,416	$44,350
Capitalized software costs	17,829	17,444

Total Research and Development Costs	$61,245	$61,794

	Nine months
	Ended
	September 30,	September 30,
	2006	2005
Research and development costs	$142,029	$118,990
Capitalized software costs	51,755	56,889

Total Research and Development Costs	$193,784	$175,879

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
Deferred Revenue
     Purchase accounting adjustments were recorded to reflect the deferred revenue balance at its fair value. These adjustments have the effect of reducing revenue in periods subsequent to the acquisitions, which result in corresponding reductions in gross profit, operating income and income before income taxes. For the nine months ended September 30, 2006, the deferred revenue adjustment related to acquisitions resulted in lower total revenue of $0.7 million. For the nine months ended September 30, 2005, the deferred revenue adjustment related to the acquisitions resulted in lower total revenue of $10.2 million.
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
Acquisition Related Interest Expense
     For the acquisition of Tecnomatix, we increased our term loan borrowings under our senior secured credit facility by $225.0 million. This resulted in higher interest expense in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net revenues and expenses and relating disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to amortization periods, intangible assets and goodwill, income taxes, restructuring activities, litigation, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our results would be affected if we were to make different estimates under different assumptions or conditions and if the actual results are different than the estimates.
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
     Our license agreements generally include multiple products and services, or “elements.” For multiple element sales orders, revenue is allocated to the individual elements based on vendor-specific objective evidence of fair value (“VSOE”) of the individual elements. The application of license revenue recognition requires judgment, including the determination of whether a license arrangement includes multiple elements, and if it does, the fair value of the elements. VSOE of the undelivered elements is determined based on the historical evidence of stand-alone sales of these elements to customers. VSOE does not exist for the license element, therefore, we use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and VSOE of all undelivered elements exists. Under the residual method, VSOE of any undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of VSOE of one or more undelivered elements does not exist, the total revenue is deferred and recognized when delivery of those elements occurs or when fair value is established. Changes to the elements in a license arrangement and the ability to identify VSOE for those elements could materially impact the amount of earned and unearned revenue.
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
     Other estimates associated with the accounting for acquisitions include restructuring costs. Restructuring costs are primarily comprised of severance costs, costs of vacating duplicate facilities, and contract termination costs. Restructuring costs were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and have been recognized as a liability assumed in the business combination. Restructuring costs are based upon plans that have been committed to by management and are subject to refinement. To estimate restructuring costs accounted for under EITF Issue No. 95-3, management utilized assumptions of future costs to operate and eventually vacate duplicate facilities. Estimated restructuring costs may change as additional information becomes available regarding the assets acquired and liabilities assumed and as management continues its assessment of the pre-merger operations and executes the approved plan. Decreases to the estimates of executing the currently approved plans accounted for under EITF Issue No. 95-3 will be recorded as an adjustment to goodwill while increases to the estimates will be recorded as an adjustment to goodwill within one year of the acquisition date and to the results of operations thereafter.
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
     The tax benefits for the three and nine months ended September 30, 2006 were determined on the year-to-date method. The Company assessed its forecasted annual tax position for 2006 in relation to income (loss) before tax and determined that a reliable estimate of the annualized effective tax rate (“ETR”) cannot be made at this time.
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
Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN No. 48. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect that adoption of this interpretation will have on our consolidated financial position and results of operations.
     In June 2006, the EITF ratified EITF Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” A consensus was reached that entities may adopt a policy of presenting taxes in the statement of operations on either a gross or net basis. An entity should disclose its policy of presenting taxes and the amount of any taxes presented on a gross basis should be disclosed, if significant. The guidance is effective for periods beginning after December 15, 2006. The impact of EITF Issue No. 06-3 on our consolidated financial position or statement of operations will be immaterial.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets or liabilities to be measured at fair value, but does not expand the use of fair value to any new circumstances. The requirements of SFAS No. 157 are effective for our fiscal year beginning January 1, 2008. We are evaluating the effect that adoption of SFAS No. 157 will have on our consolidated financial position and results of operations.

     In September 2006, the FASB issued a SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires us to fully recognize the over-funded or under-funded status of our defined benefit pension plans as an asset or liability in our financial statements. In addition, the statement eliminates the use of a measurement date that is different than the date of our year-end financial statements. The standard is effective for our fiscal year ending December 31, 2007. We are evaluating the effect that adoption of this statement will have on our consolidated financial position and results of operations.
Segment Revenue and Operating Income
     Our business consists of three primary operating segments based on geographic location: the Americas (which is comprised of North and South America), Europe and Asia Pacific. We use several metrics to measure the performance of each segment, including revenue and operating income. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to the reportable segments. Unallocated costs not reflected in segment operating income include research and development costs, amortization of capitalized software and intangible assets and corporate general and administrative costs, including finance, human resources, legal and information technology (“IT”).
Geographic Segment Revenue
     The following table compares our segment revenue for the periods presented (in thousands):

	Three months
	ended			Percentage
	September 30,	September 30,	Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
Americas	$122,930	$123,847	$(917)	(0.7%)
Europe	110,650	110,820	(170)	(0.2%)
Asia Pacific	61,965	55,582	6,383	11.5%

Total revenue	$295,545	$290,249	$5,296	1.8%

     The Americas is our largest segment representing 41.6% of total segment revenue for the three months ended September 30, 2006 and 42.7% for the three months ended September 30, 2005. Total segment revenue was lower primarily due to a decrease in license revenue of $2.6 million that resulted from license deals with a lower average deal size. This decrease was partially offset by an increase in maintenance revenue due, in part, to renewals on the existing customer base.
     Europe is our second largest segment representing 37.4% of total segment revenue for the three months ended September 30, 2006 and 38.2% for the three months ended September 30, 2005. The decrease in total segment revenue was primarily due to lower license revenue of $4.8 million that resulted from license deals with a lower average deal size. This decrease was partially offset by higher maintenance and services revenues.
     Asia Pacific is our third largest segment representing 21.0% of total segment revenue for the three months ended September 30, 2006 and 19.1% for the three months ended September 30, 2005. Total segment revenue benefited from higher license revenue of $3.1 million due, in part, to growth in China, which helped to drive increases in average deal size and overall sales volume. Total segment revenue also increased due to higher maintenance revenue of $2.9 million.

	Nine months
	ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
Americas	$370,746	$358,368	$12,378	3.5%
Europe	323,366	313,381	9,985	3.2%
Asia Pacific.	171,886	156,075	15,811	10.1%

Total revenue	$865,998	$827,824	$38,174	4.6%

     Americas represented 42.8% of total segment revenue for the nine months ended September 30, 2006 and 43.3% for the nine months ended September 30, 2005. Total segment revenue in 2006 included $7.6 million from Tecnomatix that was not part of our operations during the first three months of 2005. Total segment revenue benefited primarily from increased maintenance revenue of $11.4 million, which was due, in part, to renewals on the existing customer base. The increase in maintenance revenue was more pronounced due to the purchase accounting adjustment of $3.6 million for deferred revenue.
     Europe represented 37.3% of total segment revenue for the nine months ended September 30, 2006 and 37.9% for the nine months ended September 30, 2005. Total segment revenue in 2006 included $7.1 million from Tecnomatix that was not part of our operations during the first three months of 2005. Although maintenance revenue was higher by $8.4 million, the increase was more pronounced due to the purchase accounting adjustment of $3.9 million for deferred revenue. However, total segment revenue for the nine months ended September 30, 2006 was negatively impacted by approximately $9.4 million by the decline of Euro compared to the U.S. Dollar.
     Asia Pacific represented 19.9% of total segment revenue for the nine months ended September 30, 2006 and 18.8% for the nine months ended September 30, 2005. Total segment revenue in 2006 included $4.0 million from Tecnomatix that was not part of our operations during the first three months of 2005. Total segment revenue benefited, in part, from higher license revenue of $5.8 million due to license deals in the last six months with a higher average deal size. Total segment revenue also benefited from higher maintenance revenue of $8.9 million due, in part, to the sale of maintenance on the increased license base.
Geographic Segment Operating Income
     The following table compares our operating income for reportable segments for the periods presented (in thousands):

	Three months
	ended
	September 30,	September 30,	Increase/	Percentage
	2006	2005	(Decrease)	Increase/(Decrease)
Americas	$56,204	$56,123	$81	0.1%
Europe	47,881	51,322	(3,441)	(6.7%)
Asia Pacific	36,729	30,382	6,347	20.9%

Total operating income	$140,814	$137,827	$2,987	2.2%

     In the Americas, total operating income was relatively flat because of improved services margins that were offset by higher operating expenses. For the three months ended September 30, 2006, the operating margin changed slightly to 45.7% compared to 45.3% in 2005. Operating expenses in the Americas increased due to higher selling costs associated with additions in headcount and increased spending on marketing activities. This increase was offset by a decrease in cost of revenue that was primarily due to lower costs for third-party consultants. The Americas represented 39.9% of total segment operating income for the three months ended September 30, 2006 and 40.7% for the three months ended September 30, 2005.
     In Europe, the decrease in total operating income was primarily due to lower license revenue discussed above. For the three months ended September 30, 2006, the operating margin decreased to 43.3% from 46.3%. The margin decrease was in large part due to an increase in cost of services at a greater rate than the increase in services revenue. Cost of services was higher primarily due to an increase in the number of billable services personnel. Operating income for the three months ended September 30, 2005 in Europe included a reduction of revenue of $1.2 million resulting from purchase accounting. Europe represented 34.0% of total segment operating income for the three months ended September 30, 2006 and 37.2% for the three months ended September 30, 2005.
     In Asia Pacific, the increase in total operating income was primarily driven by the higher revenue discussed above. For the three months ended September 30, 2006, the operating margin in Asia Pacific increased to 59.3% from 54.7% for the three months ended September 30, 2005. The margin increase was primarily attributable to the increase in license and maintenance revenues, which typically have higher margins than services revenue. Asia Pacific represented 26.1% of total segment operating income for the three months ended September 30, 2006 and 22.1% for the three months ended September 30, 2005.

	Nine months
	ended
	September 30,	September 30,		Percentage
	2006	2005	Increase	Increase
Americas	$170,764	$157,293	$13,471	8.6%
Europe	137,286	133,194	4,092	3.1%
Asia Pacific	99,510	82,887	16,623	20.1%

Total operating income	$407,560	$373,374	$34,186	9.2%

     In the Americas, the increase in total operating income was primarily driven by the higher maintenance revenue. For the nine months ended September 30, 2006, the operating margin increased to 46.1% from 43.9% reflecting a decrease of $6.6 million in cost of revenue and an increase of $12.4 million in revenue. Although selling costs were higher as a result of additions in headcount in the sales organization, this increase was offset by a decrease in cost of revenue that was primarily due to lower costs for third-party consultants. The improved margin was primarily due to higher maintenance revenue, which typically carries a higher margin than services revenue. The Americas represented 41.9% of total segment operating income for the nine months ended September 30, 2006 and 42.1% for the nine months ended September 30, 2005.
     In Europe, the increase in total operating income was primarily driven by the higher maintenance revenue. For the nine months ended September 30, 2006 and 2005, the operating margin was 42.5%. The margin on services improved, but was partially offset by higher selling costs. Europe represented 33.7% of total segment operating income for the nine months ended September 30, 2006 and 35.7% for the nine months ended September 30, 2005.
     In Asia Pacific, the increase in total operating income was primarily driven by the higher revenue discussed above. For the nine months ended September 30, 2006, operating margin in Asia Pacific increased to 57.9% from 53.1% for the nine months ended September 30, 2005. The margin increase was primarily attributable to the increase in license and maintenance revenue, which typically has a higher margin than services revenue. Asia Pacific represented 24.4% of total segment operating income for the nine months ended September 30, 2006 and 22.2% for the nine months ended September 30, 2005.
     A reconciliation of operating income for reportable segments to operating income is as follows (in thousands):

	Three months
	ended
	September 30,	September 30,
	2006	2005
Total operating income for reportable segments	$140,814	$137,827
Research and development	(43,416)	(44,350)
Amortization of capitalized and acquired software and other intangible assets	(47,088)	(41,077)
Corporate and unallocated costs	(34,415)	(33,052)

Operating income	$15,895	$19,348

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Total operating income for reportable segments	$407,560	$373,374
Research and development	(142,029)	(118,990)
In-process research and development	—	(4,100)
Restructuring	535	(1,774)
Amortization of capitalized and acquired software and other intangible assets	(139,213)	(114,610)
Corporate and unallocated costs	(106,283)	(97,558)

Operating income	$20,570	$36,342

Results of Operations
     The following tables set forth information regarding our revenue, operating expenses, net loss and other information for the periods indicated (in thousands):

	Three months ended
	September 30, 2006		September 30, 2005
		(percentage of total revenue)		(percentage of total revenue)
Revenue:
License	$85,527	28.9%	$89,842	31.0%
Maintenance	137,542	46.6%	129,706	44.6%
Services and other (a)	72,476	24.5%	70,701	24.4%

Total revenue	295,545	100.0%	290,249	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	116,216	39.3%	109,730	37.8%

Gross profit	179,329	60.7%	180,519	62.2%

Operating expenses:
Selling, general and administrative	112,027	37.9%	107,803	37.1%
Research and development	43,416	14.7%	44,350	15.3%
Amortization of other intangible assets	7,991	2.7%	9,018	3.1%

Total operating expenses	163,434	55.3%	161,171	55.5%

Operating income	15,895	5.4%	19,348	6.7%
Interest expense and amortization of deferred financing fees	(27,576)	-9.3%	(25,197)	-8.7%
Other income (expense), net	1,087	0.4%	(919)	-0.3%

Loss before taxes	(10,594)	-3.5%	(6,768)	-2.2%
Benefit for income taxes	(3,161)	-1.1%	(2,002)	-0.7%

Net loss	$(7,433)	-2.4%	$(4,766)	-1.5%

(a)	Other revenue consists primarily of hardware sales.

	Nine months ended
	September 30, 2006		September 30, 2005
	(percentage of total revenue)		(percentage of total revenue)
Revenue:
License	$251,054	29.0%	$244,738	29.6%
Maintenance	398,373	46.0%	369,614	44.6%
Services and other (a)	216,571	25.0%	213,472	25.8%

Total revenue	865,998	100.0%	827,824	100.0%

Cost of revenue (includes amortization of capitalized and acquired software)	340,889	39.4%	327,909	39.6

Gross profit	525,109	60.6%	499,915	60.4%

Operating expenses:
Selling, general and administrative	337,688	39.0%	313,382	37.9%
Research and development	142,029	16.4%	118,990	14.4%
In-Process research and development	—	0.0%	4,100	0.5%
Restructuring	(535)	-0.1%	1,774	0.2%
Amortization of other intangible assets	25,357	2.9%	25,327	3.1%

Total operating expenses	504,539	58.3%	463,573	55.9%

Operating income	20,570	2.4%	36,342	4.4%
Interest expense and amortization of deferred financing fees	(80,543)	-9.3%	(71,576)	-8.6%
Other income (expense), net	11,024	1.3%	(14,326)	-1.7%

Loss before taxes	(48,949)	-5.7%	(49,560)	-6.0%
Benefit for income taxes	(15,943)	-1.8%	(14,601)	-1.8%

Net loss	$(33,006)	-3.9%	$(34,959)	-4.2%

(a)	Other revenue consists primarily of hardware sales.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Total Revenue
     The following table compares revenues for the three months ended September 30, 2006 to the three months ended September 30, 2005 (in thousands):

	Three months
	ended
	September 30,	September 30,	Increase/	Percentage
	2006	2005	(Decrease)	Increase/(Decrease)
License	$85,527	$89,842	$(4,315)	(4.8%)
Maintenance	137,542	129,706	7,836	6.0%
Services and other	72,476	70,701	1,775	2.5%

Total revenue	$295,545	$290,249	$5,296	1.8%

     For the three months ended September 30, 2006, total revenue increased primarily due to higher maintenance revenue compared to the same period in 2005. The purchase accounting adjustment for deferred revenue had the effect of reducing total revenue by $0.3 million in 2006 and $2.2 million in 2005, which resulted in higher total revenue in 2006 of $1.9 million.
•	License. Although license revenue was higher in Asia Pacific for the three months ended September 30, 2006, total license revenue decreased due to license sales with a lower average deal size in our Americas and Europe segments. License revenue accounted for 28.9% of total revenue for the three months ended September 30, 2006 and 31.0% for the three months ended September 30, 2005.

•	Maintenance. Maintenance revenue for the three months ended September 30, 2006 was higher for all operating segments. Also, maintenance revenue reflected a greater increase of $1.8 million because of the purchase accounting adjustment described above. Maintenance revenue accounted for 46.6% of total revenue for the three months ended September 30, 2006 and 44.6% for the three months ended September 30, 2005.

•	Services and other. Services and other revenue was higher primarily due to the increase in Europe service revenue. Services and other revenue accounted for 24.5% of total revenue for the three months ended September 30, 2006 and 24.4% of total revenue for the three months ended September 30, 2005.
Gross Profit
     For the three months ended September 30, 2006, gross profit decreased $1.2 million, or 0.7%, to $179.3 million from $180.5 million for the three months ended September 30, 2005. The decrease was primarily due to license sales with a lower average deal size in our Americas and Europe operating segments. Gross margin for the three months ended September 30, 2006 was 60.7% compared to 62.2% for the three months ended September 30, 2005. The decrease in gross margin was primarily attributable to higher amortization of capitalized software and acquired intangible assets in relation to a smaller increase in total revenue.
Operating Expenses
Selling, General and Administrative
     For the three months ended September 30, 2006, selling, general and administrative expenses increased $4.2 million, or 3.9%, to $112.0 million from $107.8 million for the three months ended September 30, 2005. The increase was primarily due to the costs of additional headcount in our sales organization. The increase was also due to increased spending on marketing programs. As a percentage of total revenue, selling, general and administrative expenses increased to 37.9% for the three months ended September 30, 2006 from 37.1% for the three months ended September 30, 2005.
Research and Development
     For the three months ended September 30, 2006, research and development expenses decreased $1.0 million, or 2.2%, to $43.4 million from $44.4 million for the three months ended September 30, 2005. The decrease was primarily due to more development hours being used for billable engagements. As previously discussed, we capitalize software development costs once technological feasibility is established. For the three months ended September 30, 2006, cash outflows for capitalized software costs increased $0.4 million, or 2.3%, to $17.8 million from $17.4 million for the three months ended September 30, 2005. The decrease in research and development expenses and increase in capitalized software costs was due to development activity resources from completed projects being shifted into projects for which technological feasibility has been established.
     For the three months ended September 30, 2006, Total Research and Development Expenses, as previously defined, decreased $0.6 million, or 1.0%, to $61.2 million from $61.8 million for the three months ended September 30, 2005. This decrease was primarily due to the reasons described above. For the three months ended September 30, 2006, Total Research and Development Costs as a percent of revenue increased to 20.7% from 21.3% for the three months ended September 30, 2005.
Amortization of Other Intangible Assets
     For the three months ended September 30, 2006, amortization of other intangible assets decreased $1.0 million, or 11.4%, to $8.0 million from $9.0 million for the three months ended September 30, 2005.
Operating Income
     For the three months ended September 30, 2006, operating income decreased $3.4 million, to $15.9 million from $19.3 million for the three months ended September 30, 2005. Operating income decreased primarily due to a decrease in gross profit described above and an increase in selling, general, and administrative expense described above.

Interest Expense and Amortization of Deferred Financing Fees
     For the three months ended September 30, 2006, interest expense and amortization of deferred financing fees increased $2.4 million to $27.6 million from $25.2 million for the three months ended September 30, 2005. The increase was primarily a result of the higher interest rate on the $592.0 million term loan facility.
Benefit for Income Taxes
     For the three months ended September 30, 2006, the benefit for income taxes increased $1.2 million, or 60.0%, to a benefit of $3.2 million from a benefit of $2.0 million for the three months ended September 30, 2005. The effective tax rate changed from a benefit of 29.6% for the three months ended September 30, 2005 to a benefit of 29.8% for the three months ended September 30, 2006. These changes were primarily the result of an increase in the loss before taxes from $6.8 million for the three months ended September 30, 2005 to a loss of $10.6 million for the three months ended September 30, 2006 combined with the effect of increased valuation allowances and extraterritorial income exclusion in 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Total Revenue
     The following table compares revenues for the nine months ended September 30, 2006 to the nine months ended September 30, 2005 (in thousands):

	Nine months
	ended
				Percentage
	September 30, 2006	September 30, 2005	Increase	Increase
License	$251,054	$244,738	$6,316	2.6%
Maintenance	398,373	369,614	28,759	7.8%
Services and other	216,571	213,472	3,099	1.5%

Total revenue	$865,998	$827,824	$38,174	4.6%

     For the nine months ended September 30, 2006 revenue increased for all components compared to the same period in 2005. Total revenue included $18.7 million from Tecnomatix that was not part of our operations during the first three months of 2005. The purchase accounting adjustment for deferred revenue had the effect of reducing total revenue by $0.7 million in 2006 and $10.2 million in 2005, which resulted in higher total revenue in 2006 of $9.5 million. These items were partially offset by the negative impact of exchange rates in our Europe segment of approximately $9.4 million for the nine months ended September 30, 2006 as a result of the decline of the Euro compared to the U.S. Dollar.
•	License. License revenue in the 2006 period benefited from $7.0 million from Tecnomatix that was not part of our operations during the first three months of 2005. License revenue also benefited from license sales in the last six months with a higher average deal size in our Asia Pacific segment. License revenue accounted for 29.0% of total revenue for the nine months ended September 30, 2006 and 29.6% for the nine months ended September 30, 2005.

•	Maintenance. Maintenance revenue in the 2006 period benefited from $7.3 million from Tecnomatix that was not part of our operations during the first three months of 2005. Maintenance revenue also benefited from renewals on the existing customer base. Also, maintenance revenue reflected a greater increase of $9.0 million because of the purchase accounting adjustment described above. Maintenance revenue accounted for 46.0% of total revenue for the nine months ended September 30, 2006 and 44.6% of total revenue for the nine months ended September 30, 2005.

•	Services and other. Services and other revenue in the 2006 period benefited from $4.4 million from Tecnomatix that was not part of our operations during the first three months of 2005. Services and other revenue also benefited from higher revenue in our Europe segment, which was partially offset by a decrease in revenue in the Americas automotive sector. Services and other revenue accounted for 25.0% of total revenue for the nine months ended September 30, 2006 and 25.8% of total revenue for the nine months ended September 30, 2005.
Gross Profit
     For the nine months ended September 30, 2006, gross profit increased $25.2 million, or 5.0%, to $525.1 million from $499.9 million for the nine months ended September 30, 2005. The increase was due, in part, to higher maintenance revenue which carries a higher gross margin. Also, gross profit was higher because of a greater increase of $9.5 million in total revenue due to the purchase accounting adjustment described above. Gross margin for the nine months ended September 30, 2006 was 60.6% compared to 60.4% for the nine months ended September 30, 2005. Gross margin was relatively unchanged because the increase in amortization of capitalized software and acquired intangible assets was slightly higher than the increase in total revenue.
Operating Expenses
Selling, General and Administrative
     For the nine months ended September 30, 2006, selling, general and administrative expenses increased $24.3 million, or 7.8%, to $337.7 million from $313.4 million for the nine months ended September 30, 2005. The increase was due, in part, to the costs of additional headcount in our sales organization. The increase was also due to increased spending on marketing staff and programs. As a percentage of total revenue, selling, general and administrative expenses increased to 39.0% for the nine months ended September 30, 2006 from 37.9% for the nine months ended September 30, 2005.
Research and Development
     For the nine months ended September 30, 2006, research and development expenses increased $23.0 million, or 19.4%, to $142.0 million from $119.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to investment in the Teamcenter product line and $6.0 million more for Tecnomatix that was not part of our operations during the first three months in 2005. As previously discussed, we capitalize software development costs once technological feasibility is established. For the nine months ended September 30, 2006, cash outflows for capitalized software costs decreased $5.1 million, or 9.0%, to $51.8 million from $56.9 million for the nine months ended September 30, 2005. The increase in research and development expenses was primarily due to additional investment in the Teamcenter product line and the decrease in capitalized software costs was due to development activity resources, from completed projects, being shifted into projects for which technological feasibility has not yet been established.
     For the nine months ended September 30, 2006, Total Research and Development Expenses, as previously defined, increased $17.9 million, or 10.2%, to $193.8 million from $175.9 million for the nine months ended September 30, 2005. This increase was primarily due to continued investments in the Teamcenter product line and the addition of Tecnomatix described above. For the nine months ended September 30, 2006, Total Research and Development Costs as a percent of revenue increased to 22.3% from 21.2% for the nine months ended September 30, 2005.
Restructuring
     In April 2005, we acquired Tecnomatix and initiated restructuring activities designed to reduce the overall cost structure of the organization. These activities provided for workforce reductions of approximately 140 people across all geographical segments totaling $8.1 million, with approximately $1.8 million recorded as a restructuring expense in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the restructuring provision was reduced by $1.2 million due to fewer workforce reductions and lower separation payments to employees than originally estimated. Of the $1.2 million reduction, $0.7 million was recorded to goodwill for the reductions associated with the acquired entity. The remaining $0.5 million related to workforce reductions of the Company and was recorded to restructuring in the statement of operations for the nine months ended September 30, 2006. Adjustments recognized correspond to the same financial statement line item in which the original accrual was recorded.
Amortization of Other Intangible Assets
     For the nine months ended September 30, 2006, amortization of other intangible assets increased slightly to $25.4 million from $25.3 million for the nine months ended September 30, 2005. The increase in amortization was directly related to the intangibles associated with the acquisition of Tecnomatix.
Operating Income
     For the nine months ended September 30, 2006, operating income decreased $15.7 million, to $20.6 million from $36.3 million for the nine months ended September 30, 2005. Operating income was lower primarily due to the increases in selling, general, and administrative expenses and research and development expenses described above.
Interest Expense and Amortization of Deferred Financing Fees
     For the nine months ended September 30, 2006, interest expense and amortization of deferred financing fees increased $8.9 million to $80.5 million from $71.6 million for the nine months ended September 30, 2005. The increase was directly related to the interest expense associated with the debt incurred for the acquisition of Tecnomatix and an increase in the interest rate on the $592.0 million term loan facility.
Benefit for Income Taxes
     For the nine months ended September 30, 2006, the benefit for income taxes increased $1.3 million, or 8.9%, to a benefit of $15.9 million from a benefit of $14.6 million for the nine months ended September 30, 2005. The effective tax rate changed from a benefit of 29.5% for the nine months ended September 30, 2005 to a benefit of 32.6% for the nine months ended September 30, 2006. These changes were primarily the result of enhanced extraterritorial income exclusion benefits in 2006, increased valuation allowances in 2006, and a decrease in the write-off of in-process research and development costs when compared to the nine months ended September 30, 2005.
Liquidity and Capital Resources
Non-GAAP Measures
     EBITDA is presented solely as a supplemental disclosure with respect to liquidity because we believe it provides a key indicator of our ability to meet our financial obligations. Further, we have included information concerning EBITDA because we use such information in determining compensation of our management and in our review of the performance of our business. EBITDA as presented herein is not necessarily comparable to similarly titled measures. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is not a recognized term under generally accepted accounting principles, or GAAP. EBITDA does not represent net income, as that term is defined under GAAP, and should not be considered as an alternative to net income as an indicator of our operating performance. Additionally, EBITDA is not intended to be a measure of free cash flow available for management or discretionary use as such measures do not consider certain cash requirements such as capital expenditures (including capitalized software expense), tax payments, and debt service requirements. The following is a reconciliation of our EBITDA to net cash provided by operating activities and net loss, the GAAP measures we believe to be most directly comparable to EBITDA (in thousands):

	Nine months
	ended
	September 30,	September 30,
	2006	2005
Reconciliation of EBITDA to net cash provided by operating activities:
EBITDA	$186,480	$148,808
Benefit for deferred income taxes	(21,241)	(40,246)
Amortization of deferred financing fees	4,148	4,231
In-process research and development	—	4,100
Stock-based compensation	438	467
Other	3,205	2,920
Unrealized (gain) loss on revaluation of foreign denominated assets and liabilities	(24,062)	22,782
Unrealized loss (gain) on foreign currency revaluation of derivative instruments	7,680	(17,044)
Changes in operating assets and liabilities	19,568	49,418
Interest expense	(80,543)	(71,576)
Benefit for income taxes	15,943	14,601

Net cash provided by operating activities	$111,616	$118,461

Reconciliation of EBITDA to net loss:
EBITDA	$186,480	$148,808
Interest expense	(80,543)	(71,576)
Benefit for income taxes	15,943	14,601
Depreciation and amortization	(154,886)	(126,792)

Net loss	$(33,006)	$(34,959)

Debt and Commitments
     Our debt structure consists of a senior secured credit facility, consisting of (i) a $592.0 million term loan facility with a maturity on March 31, 2012, and (ii) a $125.0 million revolving credit facility with a maturity on May 27, 2010 and $550.0 million aggregate principal amount of senior subordinated notes maturing June 1, 2012.
     The borrowings under our senior secured credit facility bear interest at either a floating base rate or a LIBOR rate, in each case plus an applicable margin. The term loan currently carries an interest rate of LIBOR plus 1.75%. In addition to paying interest on the outstanding principal under our senior secured credit facility, we pay a commitment fee (calculated in arrears) to the lenders under the revolving credit facility in respect of the unused revolving credit facility, currently at a rate equal to 0.50% per annum.
     Our primary sources of liquidity are cash flow generated from operations and availability under the revolving portion of our senior secured credit facility. As of September 30, 2006, we had approximately $109.4 million of borrowing availability under our revolving credit facility, which takes into consideration approximately $0.6 million of letters of credit outstanding on that date and $15.0 million of overdraft lines. Our primary cash requirements have been and are expected to be for debt service, research and development, capital expenditures, and working capital.
     In June 2005, the term loan began to amortize in an amount equal to 1.0% per annum in equal quarterly installments for the first six years, with the remaining 94.0% payable in year seven, in equal quarterly installments. During the nine months ended September 30, 2006, we permanently repaid $62.3 million of term loan borrowings, prepaying the mandatory quarterly 1% principal payment until 2011. Subject to certain exceptions as defined in our senior secured credit facility, we are required to make mandatory prepayments of the term loans with the net cash proceeds of specified asset sales or other asset dispositions and issuances of debt securities. Beginning in 2007, we may be required to make mandatory prepayments from our excess cash flow as defined in our credit agreement. The obligations under our senior secured credit facility are guaranteed by UGS Holdings Inc., UGS PLM Solutions Asia/Pacific

Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc. and UGS Israeli Holdings, Inc. and will be guaranteed by all of our existing and future wholly owned domestic subsidiaries (except for unrestricted subsidiaries) and by our parent and will be secured by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries that are guarantors, in each case, now owned or later acquired, including a pledge of all of our capital stock, the capital stock of each of our domestic subsidiaries and 65% of the capital stock of some of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries.
     The senior subordinated notes are 10% notes due June 1, 2012. From time to time prior to June 1, 2007, the Company may, at its option and subject to certain requirements, redeem up to 35% of the notes from the proceeds of certain equity offerings. In addition, the Company may redeem some or all of the notes at any time prior to June 1, 2008 at a price equal to 100.0% of the principal amount plus accrued and unpaid interest, plus a make-whole premium. At any time on or after June 1, 2008, the Company may redeem the notes in whole or in part, at redemption prices of 105.0% in 2008, 102.5% in 2009 and 100.0% in 2010 and thereafter, plus accrued and unpaid interest, if any, to the redemption date. The notes are guaranteed, jointly and severally, on an unsecured senior subordinated basis, by UGS PLM Solutions Asia/Pacific Incorporated, UGS Japanese Holdings, Inc., UGS European Holdings, Inc., UGS Israeli Holdings, Inc., and, as required by the indenture by all of our existing and future subsidiaries that guarantee our indebtedness or indebtedness of other guarantors of the notes. Interest on the notes is payable semi-annually. Financing fees incurred in connection with the subordinated notes were deferred and are included in other assets in the consolidated balance sheet. These fees are being amortized to interest expense (approximately $1.5 million each quarter) over the term of the notes.
     The subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires us to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. We were in compliance with all of the covenants of the subordinated notes and the credit facility as of September 30, 2006.
     Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. However, our ability to fund our debt payments, research and development activities, working capital needs, and other obligations, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of IT spending and other factors, many of which are beyond our control. Any sizeable future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
     In June 2006, UGS Capital Corp. II issued senior PIK notes in the aggregate principal amount of $300.0 million. Interest on the senior PIK notes accrues and is payable semiannually in arrears on June 1 and December 1 of each year, commencing on December 1, 2006 at a rate per annum equal to the six month LIBOR rate plus 5.00%. The interest is payable in the form of additional notes, or in cash if so elected. The senior PIK notes mature on June 1, 2011. Neither we nor any of our subsidiaries guarantee the senior PIK notes. The senior PIK notes do not limit our ability to incur additional indebtedness, pay dividends, or make other distributions. Because UGS Capital Corp. II is a holding company with no operations and has only the senior PIK notes and its investment in UGS Holdings, Inc., which wholly owns us, future cash flows or assets of ours through 2011 may be required to service the senior PIK notes upon their maturity.
Capital Expenditures
     Capital expenditures including capitalized software decreased to $59.3 million for the nine months ended September 30, 2006 from $65.4 million for the nine months ended September 30, 2005. The decrease was primarily due to development activity resources from completed projects being shifted into projects for which technological feasibility has not yet been established. We expect to spend approximately $81.0 million in capital expenditures in calendar year 2006.
Historical Cash Flow
     Our largest source of operating cash flows is from our customers upon the purchase of license and maintenance services, maintenance renewals and professional services. Our primary uses of cash from operating activities are for personnel and facilities related expenditures. For the nine months ended September 30, 2006 cash flows from operating activities decreased by $6.8 million primarily due to higher interest payments on our long-term debt.
     For the nine months ended September 30, 2006, cash used in investing activities decreased $185.7 million. The change in periods presented was primarily related to $218.4 million used in the acquisition of Tecnomatix during the nine months ended September 30, 2005. Cash received from the sale of marketable securities and from EDS for the settlement of certain tax matters related to the acquisition of UGS PLM Solutions Inc. slightly offset the use of cash for the acquisition of Tecnomatix.
     The change in cash flows from financing activities compared to the prior period is primarily related to the additional debt incurred, net of repayments that occurred late in the period, for the acquisition of Tecnomatix in April 2005.
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

     A portion of our revenue is exposed to changes in foreign exchange rates. From time to time, we employ derivative instruments to hedge this risk. We entered into forward contracts to hedge the foreign currency exposure associated with anticipated inter-company royalties. These hedges are denominated in the following currencies: Euros, British pounds, Swedish kroners, and Swiss francs. The total forward contract commitment at September 30, 2006 was $77.3 million, with the last forward contract expiring in the first quarter of 2008.
     The foreign currency forward contracts are designated as cash flow hedges and are expected both at inception and on an ongoing basis to be ‘‘highly effective’’ in achieving offsetting changes in cash flows, as defined by SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities.’’ The forward contracts are measured at fair value each reporting period with gains or (losses) deferred in other comprehensive income, until the underlying transaction impacts earnings. Any ineffectiveness of the hedge is recognized immediately into earnings in the other income (expense) section of the statement of operations. There was no significant ineffectiveness recorded into earnings for the three and nine months ended September 30, 2006. The realized gain or loss from maturing hedges is also recorded in the other income (expense) section of the income statement. In the three months ended September 30, 2006, we recorded $1.2 million of realized losses related to the foreign currency contracts that matured during the quarter. For the nine months ended September 30, 2006, we recorded $2.0 million of realized losses related to the foreign currency contracts that matured during the period.
     In September 2004, we entered into two cross-currency interest rate swap contracts to hedge the impact of foreign currency fluctuations in interest and principal payments relating to inter-company loans denominated in Euros. Both swaps, effectively convert the future interest and principal payments on the hedged portion of the inter-company loans from Euros to U.S. Dollars.
     As of September 30, 2006, the following contracts were outstanding:

		Interest	Notional	USD Exchange
	Expiration	Rate	Value	Rate to € 1
			(in millions)
Pay fixed	December 15, 2014	9.0%	€44.7	1.2238
Receive fixed		9.025%
Pay fixed	December 15, 2016	9.0%	€42.3	1.2238
Receive fixed		9.08%
     The swaps are designated as cash flow hedges and are expected, both at inception and on an ongoing basis, to be ‘‘highly effective’’ in achieving offsetting changes in cash flows, as defined by SFAS No. 133. The swaps are measured at fair value each reporting period with gains or (losses) deferred in other comprehensive income, In accordance with SFAS No. 52, the notional value of the swap is re-measured at spot and the change in value from the prior period attributable to foreign exchange is reclassified from other comprehensive income to other income (expense) section of the statement of operations as an unrealized gain or (loss) each period. When the underlying transaction impacts earnings, a realized gain or (loss) on the swaps is recorded in the other income (expense) section of the statement of operations. For the three and nine months ended September 30, 2006, the realized foreign currency loss was $0.2 million.
Interest Rate Risk
     We are subject to interest rate risk for the variable interest rates on our $592.0 million secured term loan and our $125.0 million revolving credit facility. During the three months ended September 30, 2006, we entered into three floating to fixed interest rate swaps. The table below shows the notional amount, maturity date, and the fixed rate we pay. The floating rate (three-month LIBOR), which we will receive, is reset quarterly. The interest swaps were entered into to limit the exposure we have to our floating rate term loan debt.

     As of September 30, 2006, the notional amounts and weighted average interest rates on outstanding contracts were as follows (dollars in millions):

	Expected maturity date as of September 30, 2006						September 30, 2006
								Fair
	2007	2008	2009	2010	2011	Therefore	Total	Value
Pay fixed/receive variable	$100.0	$125.0	$175.0	—	—	—	$400.0	$(1.5)
Average pay rate	5.44%	5.34%	5.26%	—	—	—	5.35%
Average receive rate *	5.08%	4.77%	4.87%	—	—	—	4.89%

*	Represents the average 3-month forward LIBOR interest rates at September 29, 2006.
     The interest rate swaps are designated as cash flow hedges and in accordance with SFAS No. 133. Each reporting period, the swaps are measured at fair value, with changes in fair value deferred in other comprehensive income. Cash flow of the swaps are accounted for as adjustments to interest expense each period, thus the amount in other comprehensive income is not amortized into earnings unless the swaps are terminated. For the three and nine months ended September 30, 2006, we recorded $0.1 million of net interest income from the interest swaps. Assuming that the revolving credit facility is fully drawn, each quarter point change in our variable interest rate debt including the impact of interest rate swaps would result in $0.8 million change in interest expense.
ITEM 4: CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     We are not a party to any litigation other than ordinary, routine litigation incidental to our business. In our opinion, the ultimate liability, if any, will not have a material adverse effect on our consolidated results of operations or financial position.
ITEM 1A: RISK FACTORS
     There have been no material changes in the risk factors previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2006.
ITEM 6: EXHIBITS
     The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Plano, State of Texas, on this 13th day of November, 2006.

/s/ Douglas E. Barnett
Douglas E. Barnett
Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as Chief Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Personal Services Agreement

31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350